Form 10-Q
period 1996-09-30
GLOBAL ONE DISTRIBUTION & MERCHANDISING INC
filed 1996-11-14
CIK 1014664

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:                            COMMISSION FILE NUMBER:
SEPTEMBER 30, 1996                                   000-21049
------------------                                   ---------

                 Global One Distribution & Merchandising Inc.
                 --------------------------------------------
            (Exact name of Registrant as specified in its charter)

        Delaware                                              95-4578632
------------------------------                      ----------------------------
  (State or other jurisdiction                      (IRS Employer Identification
of incorporation or organization)                   Number)

               5548 Lindbergh Lane, Bell, California 90201-6410
            -----------------------------------------------------
            (Address and zip code of principal executive offices)

                                 213-980-4300
                                 ------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                    YES                  NO       X
                        --------------      --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of Shares Outstanding
Class                                        at November 6, 1996
-----                                        -------------------
Common Stock, $.01 par value                 13,010,947

                     This document consists of 30 pages.

                 GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                              TABLE OF CONTENTS

                                                                           Page
PART I.        FINANCIAL INFORMATION                                       ----

     Item 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of  September 30,
                    1996 (Unaudited) and December 31, 1995...........      3

                    Consolidated Balance Sheets as of September 30,
                    1996 and December 31, 1995 (Liabilities and
                    Stockholders Equity).............................      4

                    Consolidated Statements of Operations for the Three
                    and Nine Months Ended September 30, 1996 and 1995
                    (Unaudited)......................................      5

                    Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995
                    (Unaudited).......................................     7

                    Notes to Unaudited Consolidated Financial
                    Statements........................................     10

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...............     12

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings......................................     22

     Item 2.   Changes in Securities..................................     22

     Item 3.   Defaults Upon Senior Securities........................     22

     Item 4.   Submission of Matters to a Vote of Security Holders....     22

     Item 5.   Other Information......................................     22

     Item 6.   Exhibits and Reports on Form 8-K.......................     24

                 GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                      PART I.     FINANCIAL INFORMATION

                         ITEM 1.FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996            1995
                                                    -------------   ------------
                                                     (unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                                             $74,828
   Accounts receivable - trade, net of allowance for   $3,745,619      5,248,459
     doubtful accounts and returns of $2,349,512 and
     $1,644,697 at September 30, 1996 and
     December 31, 1995, respectively
   Inventories (Note 2)                                 5,131,559      4,066,012
   Prepaid royalty advances                               917,345        555,236
   Prepaid expenses and other current assets              776,301        152,147
   Deferred income tax asset                            1,123,347         38,191

                                                    -------------   ------------
              Total current assets                     11,694,171     10,060,045


PROPERTY AND EQUIPMENT, Net                             1,261,798      1,185,799

GOODWILL, Net of accumulated amortization of
   $105,827 and $43,390 at September 30, 1996 and
   December 31, 1995, respectively                      4,480,560        148,493


DEPOSITS                                                  261,651        229,311
                                                    -------------   ------------

TOTAL                                                 $17,698,180    $11,698,476
                                                    -------------   ------------
                                                    -------------   ------------

See notes to consolidated financial statements.

                GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
                        CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996            1995
                                                    -------------   ------------
                                                     (unaudited)
CURRENT LIABILITIES:

     Accounts payable                                  $4,520,131    $3,002,207
     Accrued expenses                                   1,584,926     1,026,089
     Royalties payable                                  1,694,889     1,918,129
     Due to customers                                     293,553       251,903
     Income taxes payable                                  86,466       240,380
     Current maturities of:
       Capitalized lease obligations                       84,787        85,003
       Subordinated long-term debt                        675,000       300,000

                                                    -------------  ------------
                 Total current liabilities              8,939,752     6,823,711

REVOLVING LINE OF CREDIT                                3,429,671     2,816,595
CAPITALIZED LEASE OBLIGATIONS                              88,203       149,302
SHAREHOLDER LOAN                                        1,100,000
SUBORDINATED LONG-TERM DEBT                             1,731,904     2,638,364
MINORITY INTEREST                                         507,772       569,277

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, $.01 par value and no par value,
       authorized 30,000,000 shares, issued and
       outstanding, 13,010,947and 1,636 shares at
       September 30, 1996 and December 31, 1995,
       respectively                                       130,109     1,262,500
     Additional paid-in capital                         9,483,816       112,500
     Accumulated deficit                               (7,713,047)   (2,673,773)

                                                    -------------  ------------
                 Total stockholders'
                   equity (deficiency)                  1,900,878    (1,298,773)
                                                    -------------  ------------

TOTAL                                                 $17,698,180   $11,698,476
                                                    -------------  ------------
                                                    -------------  ------------

See notes to consolidated financial statements.

                  GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    1996               1995
                                               --------------     --------------

Net sales                                         $29,328,465       $29,229,724
Cost of sales:
     Cost of goods sold                            16,350,850        12,931,439
     License and royalty expense                    3,166,870         3,596,094
                                               --------------    --------------
        Total cost of sales                        19,517,720        16,527,533
                                               --------------    --------------

Gross profit                                        9,810,745        12,702,191
                                               --------------    --------------
Operating expenses:
     Warehouse and selling                          7,895,437         7,635,297
     General and administrative                     4,889,115         3,883,481
                                               --------------    --------------
        Total operating expenses                   12,784,552        11,518,778
                                               --------------    --------------

Operating income (loss)                            (2,973,807)        1,183,413
Interest expense                                      993,717           602,134
                                               --------------    --------------

Income (loss) before income taxes
  and minority interest                            (3,967,524)          581,279
Income tax benefit                                 (1,185,583)         (152,035)
                                               --------------    --------------

Income (loss) before minority interest             (2,781,941)          733,314
Minority interest in (income)
  loss of subsidiaries                                208,487           (64,442)
                                               --------------    --------------

Net income (loss)                                 ($2,573,454)         $668,872
                                               --------------    --------------
                                               --------------    --------------


Pro forma net income (loss) data:
     Income (loss) before income taxes,
       as reported                                ($3,967,524)         $581,279
     Pro forma (benefit) provision for
       income taxes                                  (793,505)          116,256
     Minority interest in (income)
       loss of subsidiaries                           208,487           (64,442)
                                               --------------    --------------

        Pro forma net income (loss)               ($2,965,532)         $400,581
                                               --------------    --------------
                                               --------------    --------------

Pro forma income (loss) per share:
  Income (loss) from operations                        ($0.35)            $0.06
  Minority interest in (income)
    loss of subsidiaries                                 0.02             (0.01)
                                               --------------    --------------

        Pro forma net income (loss)                    ($0.33)            $0.05
                                               --------------    --------------
                                               --------------    --------------

  Weighted average shares outstanding               8,944,304         8,036,207
                                               --------------    --------------
                                               --------------    --------------

See notes to consolidated financial statements.

                 GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  1996                1995
                                             --------------      --------------

Net sales                                        $8,998,664          $9,241,982
Cost of sales:
     Cost of goods sold                           5,217,876           4,394,214
     License and royalty expense                  1,003,499           1,041,027
                                             --------------      --------------
        Total cost of sales                       6,221,375           5,435,241
                                             --------------      --------------

Gross profit                                      2,777,289           3,806,741
                                             --------------      --------------
Operating expenses:
     Warehouse and selling                        2,617,548           2,515,853
     General and administrative                   1,801,095           1,166,680
                                             --------------      --------------
        Total operating expenses                  4,418,643           3,682,533
                                             --------------      --------------

Operating income (loss)                          (1,641,354)            124,208
Interest expense                                    397,266             219,874
                                             --------------      --------------

Income (loss) before income taxes
  and minority interest                          (2,038,620)            (95,666)
Income tax (benefit) provision                   (1,243,583)             36,986
                                             --------------      --------------

Income (loss) before minority interest             (795,037)           (132,652)
Minority interest in (income)
  loss of subsidiaries                              114,761            (111,697)
                                             --------------      --------------

Net income (loss)                                 ($680,276)          ($244,349)
                                             --------------      --------------
                                             --------------      --------------


Pro forma net income (loss) data:
     Income (loss) before income taxes,
       as reported                              ($2,038,620)           ($95,666)
     Pro forma (benefit) provision
       for income taxes                            (189,875)            (19,133)
     Minority interest in (income)
       loss of subsidiaries                         114,761            (111,697)
                                             --------------      --------------

        Pro forma net income (loss)             ($1,733,984)          ($188,230)
                                             --------------      --------------
                                             --------------      --------------

Pro forma income (loss) per share:
     Income (loss) from operations                   ($0.18)             ($0.01)
     Minority interest in (income)
       loss of subsidiaries                            0.01               (0.01)
                                             --------------      --------------

        Pro forma net income (loss)                  ($0.17)             ($0.02)
                                             --------------      --------------
                                             --------------      --------------

     Weighted average shares outstanding         10,069,810           8,036,207
                                             --------------      --------------
                                             --------------      --------------

See notes to consolidated financial statements.

                 GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                              ---------------------------------
                                                   1996               1995
                                              --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income                             ($2,573,454)          $668,872

   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

      Depreciation and amortization                  336,159            298,070
      Minority interest in (income) loss
      of subsidiary                                  (61,505)            25,033
      Deferred income taxes                       (1,085,156)           (38,509)

  Changes in operating assets and liabilities net of KRSI business combination:

      Accounts receivable                          1,650,634            596,401
      Inventories                                   (797,807)           178,826
      Prepaid royalties                             (311,679)          (145,116)
      Prepaid expenses and other
       current assets                               (489,154)          (116,188)
      Accounts payable                               699,108            702,239
      Accrued liabilities                            (35,702)          (119,666)
      Royalties payable                             (350,665)          (646,742)
      Due to customers                                41,650            182,954
      Income taxes payable                          (153,914)            53,812
                                              --------------     --------------

                Net cash (used in) provided       (3,131,485)         1,639,986
                by operating activities
                                              --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                (177,528)         (632,880)
  Payment of merger costs                           (554,724)
  Organization costs                                 (10,377)
  Deposits                                           (32,341)           183,448
                                              --------------     --------------

                Net cash used in investing          (774,970)          (449,432)
                activities
                                              --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings on line of credit                   613,076         (1,342,888)
  Payment on subordinated debt                      (531,460)           (15,344)
  Proceeds from issuance of shareholder loans      2,350,000
  Repayment of shareholder loans                  (1,250,000)
  Dividends paid                                  (2,465,820)          (104,732)
  Proceeds from issuance of common stock in
    private placement                              6,486,357
  Payment of stock offering costs                 (1,311,713)
  Proceeds from issuance of warrants                   2,500
  Payments on capital lease obligations              (61,314)           (15,994)
                                              --------------     --------------

                Net cash provided by (used in)     3,831,627         (1,478,958)
                financing activities
                                              --------------     --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (74,828)          (288,404)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        74,828            288,404
                                              --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $0                 $0
                                              --------------     --------------
                                              --------------     --------------

See notes to consolidated financial statements.
                                                                     (Continued)

                 GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 ---------------------------
                                                    1996             1995
                                                 ----------       ----------
     Cash paid during the period for:

          Interest                                 $885,053         $640,160

          Income taxes                               $7,000


SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND
FINANCING TRANSACTION -

Effective August 28, 1996, the Company completed the acquisition of Kelly Russell Studios, Inc. (KRSI). The acquisition was accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The purchase cost was allocated to KRSI's assets and liabilities based on their relative fair values. The purchase cost and the net liabilities assumed has been allocated to goodwill as follows:



          Purchase cost of equity               $3,061,781

          Assets acquired                          799,563
          Liabilities assumed                   (1,540,780)
                                                -----------

          Net liabilities acquired                (741,217)

          Goodwill                               3,802,998
                                                -----------

                                                                     (Concluded)

                 GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 1996 and the related consolidated statements of operations and of cash flows for the three and nine months ended September 30, 1996 and 1995 have been prepared by Global One Distribution & Merchandising Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 1996 and for the three and nine month periods then ended.

Although the Company believes that the disclosure in the consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1995 audited statements were included in the Company's S-4 Registration Statement No. 333-4655 filed with the Securities and Exchange Commission on May 29, 1996 under the Securities Act of 1933. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that document.

The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:


                                    SEPTEMBER 30,   DECEMBER 31,
                                        1996            1995
                                    -------------   ------------

          Products in process         $2,307,629     $  659,657
          Finished products            2,404,410      3,159,953
          Packaging materials            419,520        246,402
                                    -------------   ------------

                                      $5,131,559     $4,066,012
                                    -------------   ------------
                                    -------------   ------------

3.   MERGER AND PRIVATE PLACEMENT

On August 28, 1996, the Company acquired Kelly Russell Studios, Inc. ("KRSI") through a merger of KRSI into a wholly owned subsidiary of the Company (the "KRSI Merger"). In connection with the KRSI Merger, the Company issued 2,041,189 shares of Common Stock to the former shareholders of KRSI. Concurrently with the KRSI Merger, the Company acquired its affiliates, OSP Publishing, Inc.

("OSP") and The Button Exchange, Inc., through a merger of those companies into wholly owned subsidiaries of the Company (the "Reorganization"). In connection with the Reorganization, the Company issued 6,448,440 shares to the former shareholders of OSP. Also concurrently with the KRSI Merger and the Reorganization, the Company issued 4,324,238 shares of Common Stock to investors in a private placement (the "Private Placement" and, together with the "KRSI Merger" and the "Reorganization," the "Transactions"). Net proceeds (less commissions and expenses and distributions) to the Company as a result of the Private Placement were $2,824,000. The Company's Common Stock commenced trading on the NASDAQ SmallCap Market effective August 28, 1996.

4.  PRO FORMA NET INCOME (LOSS) PER SHARE

In connection with the Reorganization of the Company effective August 28, 1996, the former shareholders of OSP received 6,449,440 shares of Common Stock of the Company in exchange for their 1,636 shares of outstanding common stock of OSP. The pro forma weighted average shares outstanding assumes that this exchange had occurred throughout the periods presented, includes the dilutive common stock equivalent shares from stock options and warrants (using the treasury stock method) and also gives effect to 1,963,799 shares deemed to be outstanding. These shares represent the number of shares deemed to be sold by the Company (at the net offering proceeds of $1.20 per share) to fund the S Corporation distribution of $2,350,000 that was declared prior to the closing of the KRSI Merger and the Private Placement. Common and common equivalent shares issued during the 12-month period prior to the Private Placement have been included in the calculation using the treasury stock method as if they were outstanding for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

     The business of the Company is conducted through the Company's subsidiaries, OSP Publishing, Inc. ("OSP"), Stanley DeSantis, Inc. ("SDI"), BEx Corp. ("BEx") and, since August 28, 1996, Kelly Russell Studios, Inc. ("KRSI"), each of which conducts a distinct business. OSP develops and markets posters incorporating primarily licensed images and characters from motion pictures, television, animation, music, sports and popular culture. SDI develops and markets licensed and non-licensed T-shirts, sweatshirts, hats, boxer shorts and mugs. BEx develops and markets licensed and non-licensed buttons, key rings and stickers. KRSI creates, markets and distributes sports related art for the collectible market.

The following tables set forth the net sales, total cost of sales and gross profit of OSP, SDI, BEx, KRSI and the Company for the three and nine months ended September 30, 1995 and 1996.


                                                    FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                           ENDED                                 ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,

                                              1995     % OF      1996     % OF      1995     % OF      1996     % OF
                                             AMOUNT    SALES    AMOUNT    SALES    AMOUNT    SALES    AMOUNT    SALES
                                             ------    -----    ------    -----    ------    -----    ------    -----
                                                   (DOLLARS IN MILLIONS)                 (DOLLARS IN MILLIONS)
NET SALES

  OSP                                         $5.2     100.0%    $5.0     100.0%   $19.9     100.0%   $14.9     100.0%
  SDI                                          3.2     100.0%     3.6     100.0%     6.7     100.0%    13.3     100.0%
  BEx                                          0.8     100.0%     0.2     100.0%     2.6     100.0%     0.9     100.0%
  KRSI (1)                                     0.0       0.0%     0.2     100.0%     0.0       0.0%     0.2     100.0%
                                             ------             ------             ------             ------
  Company                                     $9.2     100.0%    $9.0     100.0%   $29.2     100.0%   $29.3     100.0%
                                             ------             ------             ------             ------
                                             ------             ------             ------             ------
COST OF GOODS SOLD

  OSP                                         $2.1      40.4%    $2.7      54.0%    $7.8      39.2%    $7.1      47.7%
  SDI                                          1.9      59.4%     2.3      63.9%     4.0      59.7%     8.5      63.9%
  BEx                                          0.4      50.0%     0.1      50.0%     1.1      42.3%     0.7      77.8%
  KRSI                                         0.0       0.0%     0.1      50.0%     0.0       0.0%     0.1      50.0%
                                             ------             ------             ------             ------
  Company                                     $4.4      47.8%    $5.2      57.8%   $12.9      44.2%   $16.4      56.0%
                                             ------             ------             ------             ------
                                             ------             ------             ------             ------
LICENSE AND ROYALTY EXPENSE

  OSP                                         $0.7      13.5%    $0.6      12.0%    $2.7      13.6%    $1.9      12.8%
  SDI                                          0.2       6.3%     0.3       8.3%     0.6       9.0%     1.1       8.3%
  BEx                                          0.1      12.5%     0.1      50.0%     0.3      11.5%     0.1      11.1%
  KRSI                                         0.0       0.0%     0.0       0.0%     0.0       0.0%     0.0       0.0%
                                             ------             ------             ------             ------
  Company                                     $1.0      10.9%    $1.0      11.1%    $3.6      12.3%    $3.1      10.6%
                                             ------             ------             ------             ------
                                             ------             ------             ------             ------



                                                    FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                           ENDED                                 ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,

                                              1995     % OF      1996     % OF      1995     % OF      1996     % OF
                                             AMOUNT    SALES    AMOUNT    SALES    AMOUNT    SALES    AMOUNT    SALES
                                             ------    -----    ------    -----    ------    -----    ------    -----
                                                   (DOLLARS IN MILLIONS)                 (DOLLARS IN MILLIONS)
TOTAL COST OF SALES


  OSP                                         $2.8     53.8%     $3.3      66.0%   $10.5     52.8%     $9.0     60.4%
  SDI                                          2.1     65.6%      2.6      72.2%     4.6     68.7%      9.6     72.2%
  BEx                                          0.5     62.5%      0.2     100.0%     1.4     53.8%      0.8     88.9%
  KRSI                                         0.0      0.0%      0.1      50.0%     0.0      0.0%      0.1     50.0%
                                             ------             ------             ------             ------
  Company                                     $5.4     58.7%     $6.2      68.9%   $16.5     56.5%    $19.5     66.6%
                                             ------             ------             ------             ------
                                             ------             ------             ------             ------
GROSS PROFIT

  OSP                                         $2.4     46.2%     $1.7      34.0%    $9.4     47.2%     $5.9     39.6%
  SDI                                          1.1     34.4%      1.0      27.8%     2.1     31.3%      3.7     27.8%
  BEx                                          0.3     37.5%      0.0       0.0%     1.2     46.2%      0.1     11.1%
  KRSI                                         0.0      0.0%      0.1      50.0%     0.0      0.0%      0.1     50.0%
                                             ------             ------             ------             ------
  Company                                     $3.8     41.3%     $2.8      31.1%   $12.7     43.5%     $9.8     33.4%
                                             ------             ------             ------             ------
                                             ------             ------             ------             ------


(1) Merged into the Company on August 28, 1996

The following tables set forth the percentage of net sales of certain income and expense items for the three and nine months ended September 30, 1995 and 1996.


                                                                        PERCENTAGE OF
                                                                          NET SALES
                                                                      THREE MONTHS ENDED         PERIOD TO PERIOD
                                                                        SEPTEMBER 30,           PERCENTAGE CHANGE
                                                                      ------------------        -----------------
                                                                       1995         1996          1995 VS. 1996
                                                                      -----        -----          -------------

Net sales                                                             100.0        100.0               (14.4)
Cost of goods sold                                                     47.8         57.8                18.2
License and royalty expense                                            10.9         11.1                   -
Gross profit                                                           41.3         31.1               (26.3)
Warehouse and selling expenses                                         27.2         28.9                 4.0
General and administrative                                             13.0         20.0                50.0
Operating income (loss)                                                 1.1        (17.8)           (1,700.0)
Interest expense                                                        2.2          4.4               100.0
Benefit for change in tax status                                          -         12.2                   -
Minority interest in (income) loss of subsidiaries                     (1.1)         1.1              (200.0)
Net Loss                                                               (2.2)        (7.8)             (250.0)




                                                                        PERCENTAGE OF
                                                                          NET SALES
                                                                      NINE MONTHS ENDED         PERIOD TO PERIOD
                                                                        SEPTEMBER 30,           PERCENTAGE CHANGE
                                                                      ------------------        -----------------
                                                                       1995         1996          1995 VS. 1996
                                                                      -----        -----          -------------

Net sales                                                             100.0        100.0                 0.3
Cost of goods sold                                                     44.2         56.0                27.1
License and royalty expense                                            12.3         10.6               (13.9)
Gross profit                                                           43.5         33.4               (22.8)
Warehouse and selling expenses                                         26.0         27.0                 3.9
General and administrative                                             13.4         16.7                25.6
Operating income (loss)                                                 4.1        (10.2)            (350.00)
Interest expense                                                        2.1          3.4                66.7
Benefit for change in tax status                                          -         (3.8)                  -
Minority interest in (income) loss of subsidiaries                     (0.2)         0.7               300.0
Net Loss                                                                2.4         (8.9)              471.1


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's net sales increased $100,000, or less than 1%, for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The relatively unchanged total net sales resulted primarily from an increase of $6.6 million, or 98.5%, in sales by SDI which was offset by a $5.0 million, or 25.1%, decrease in sales by OSP as well as a $1.7 million, or 65.4%, decrease in sales by BEx. The increase in SDI's sales was principally due to the popularity of the Anheuser-Busch licenses ("I LOVE YOU, MAN" and FROGS). The 25.1% decrease in OSP sales is related to the significant sales generated by LEGENDS OF THE FALL-Brad Pitt and LION KING in the first quarter of 1995 as well as POCAHONTAS and BATMAN FOREVER in the second and third quarters of 1995. Additionally, coupled with the decrease in sales under certain licenses, OSP has been experiencing an effective higher sales return rate of 16.0% of products sold in 1996 compared with 1995's rate of approximately 12.0%. BEx's decrease in sales is primarily due to the reorganization of the Company's management, redirection of the marketing and sales efforts, and relocation of the Company's operations. KRSI, which was merged into the Company effective August 28, 1996, contributed sales of $200,000.

     Cost of goods sold increased $3.5 million, or 27.1%, for the nine months ended September 30, 1996 to $16.4 million compared with $12.9 million for the same period in 1995. As a percentage of net sales, cost of goods sold increased to 56.0% for the nine months ended September 30, 1996 from 44.2% for the nine months ended September 30, 1995. The Company's cost of goods sold increased primarily because SDI, which typically has the highest cost of goods sold percentage, comprised 45.4% of the Company's total net sales for the nine months ended September 30, 1996 compared to 22.9% for the nine months ended 1995.

     OSP's cost of goods sold decreased $700,000, or 9.0%, to $7.1 million for the nine months ended September 30, 1996 from $7.8 million for the same period in 1995 primarily due to slightly lower printing and paper costs. Cost of goods sold as a percentage of net sales increased to 47.7% compared with 39.2% for the nine months ended September 30, 1996 and 1995, respectively. This increase in percentage terms can be attributed to the lower net sales spread over the fixed cost of goods sold components.

     SDI's cost of goods sold increased by $4.5 million, or 112.5%, to $8.5 million for the nine months ended September 30, 1996 from $4.0 million for the nine months ended September 30, 1995. SDI's costs of goods sold as a percentage of sales for the nine months ended September 30, 1996 was 63.9% compared with 59.7% for the same period in 1995. SDI's sales increased significantly, thereby contributing to the large increase in the overall costs of good sold. The increase in the cost of goods sold as a percentage of sales is primarily due to the increase in sales of products to mass retailers, which are typically sold at a lower per unit price compared to specialty and gift retailers.

     BEx's cost of goods sold decreased by $400,000, or 36.4%, to $700,000 for the nine months ended September 30, 1996 compared to $1.1 million for the same period last year. BEx's cost of goods sold as a percentage of sales increased to 77.8% for the nine months ended September 30, 1996 from 42.3% for the same period last year due primarily to decreased efficiency as a result of the relocation of the Company's operations and reorganization of management. Additionally, write-downs of inventory have increased due to the elimination of certain products being sold and the Company's relocation to Bell, California in April 1995.

     KRSI's cost of goods sold was $100,000, or 50.0%, as a percentage of net sales. KRSI was merged with the Company effective August 28, 1996.

     License and royalty expense as a percentage of sales decreased to 10.6% for the nine months ended September 30, 1996 from 12.3% for the nine months ended September 30, 1995 due to the increase in sales of products under lower royalty rate licenses as a percentage of total sales of licensed products. Additionally, SDI's license and royalty rates are lower than OSP's and, with the sales of SDI representing 45.4% versus 22.9% of total net sales for 1996 compared with 1995, overall license and royalty expense as a percentage of sales has declined. OSP's royalty rate decreased to 12.8% for the nine months ended September 30, 1996 from 13.6% for the same period in 1995 due primarily to a decrease in sales for Disney licenses which have higher royalty rates. SDI's royalty rate decreased to 8.3% for the nine months ended September 30, 1996 from 9.0% for the same period in 1995 due primarily to the addition of a license which has a lower royalty rate than most of SDI's film and television licenses.

     Warehouse and selling expenses increased $300,000, or 3.9%, to $7.9 million for the nine months ended September 30, 1996 from $7.6 million for the same period in 1995. Factors contributing to this increase included increases of $100,000 in rent, $150,000 in commissions and art supplies of $150,000. These increases were offset by decreased freight expenses of $160,000 due to higher sales of SDI where customers pay all freight costs. Warehouse and selling expenses as a percentage of sales increased to 27% for the nine months ended September 30, 1996 from 26% for the same period in 1995.

     General and administrative expenses increased by $1.0 million, or 26.0%, to $4.9 million for the nine months ended September 30, 1996 from $3.9 million for the same period in 1995 due primarily to an increase of $1.0 million in salaries and wages including bonuses to the President of SDI of $475,000 and a $176,000 increase in legal, accounting and other professional fees. These increases were offset by a decrease in bad debt expense of $125,000.

     The operating loss was $3.0 million for the nine months ended September 30, 1996 compared to operating income of $1.2 million for the same period in 1995 for the reasons discussed above.

     Interest expense increased $392,000, or 65.1%, to $994,000 for the nine months ended September 30, 1996 from $602,000 for the same period in 1995. The increase in interest expense is due primarily to an increase in the contractual interest charge on the outstanding borrowings by OSP and BEx prior to the refinancing of the credit line in February 1996. Interest expense was also higher due to interest on the Company's outstanding shareholder loan as well as amortization expense of the loan origination fees for the refinanced line of credit. Additionally, SDI's interest expense increased $100,000 due to additional factoring of accounts receivable resulting from the increase in sales.

     The Company's income tax benefit for the nine months ended September 30, 1996 was $1.2 million, compared with $152,000 recorded for the same period in 1995. During the third quarter, the Company recorded a $1.1 million benefit for the change in income tax status from an S Corporation to a C Corporation in connection with the completion of the merger and private placement that were effective August 28, 1996 (see "Liquidity and Capital Resources"). The benefit was a result of the net deferred tax assets consisting mainly of the allowances for doubtful accounts, sales returns and inventory obsolesence.
In addition, $152,000 of the tax benefit in 1996 was attributable to the net loss of SDI, while in 1995 the benefit was due to the net loss of BEx offset by a provision of $73,000 for SDI. No benefit has been recognized for the 1996 losses of BEx which had been recognized in 1995 due to available net operating loss carrybacks.

     The Company's net loss totaled $2.6 million for the nine months ended September 30, 1996 compared with income of $669,000 for the same period in 1995.

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED
                               SEPTEMBER 30, 1995

     The Company's net sales decreased $200,000, or 3.8%, for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This decrease resulted primarily from decreased sales by OSP of $200,000 and a $600,000 decrease in sales by BEx, offset by increased sales by SDI of $400,000. The 12.5% increase in SDI's sales for the quarter compared with the same quarter last year can be attributed to the continued popularity of the Anheuser-Busch license. The 3.8% decrease in OSP's sales can be attributed to increased sales returns experienced in the quarter and additional sales return reserves recorded. BEx has continued to experience decreased sales which were down 75.0% for the quarter as a result of the continued redirection of marketing and sales efforts. KRSI was merged into the Company effective August 28, 1996, and contributed sales of $200,000 for the quarter.

     Cost of goods sold increased $800,000, or 18.2%, for the three months ended September 30, 1996 to $5.2 million compared with $4.4 million for the same period in 1995. As a percentage of net sales, cost of goods sold increased to 57.8% for the three months ended September 30, 1996 from 47.8% for the three months ended September 30, 1995. The Company's cost of goods sold increased primarily because SDI, which typically has the highest cost of goods sold, comprised 40.0% of the Company's total net sales for the third quarter compared with 34.8% in the third quarter of 1995.

     OSP's cost of goods sold increased $600,000, or 28.6%, to $2.7 million for the three months ended September 30, 1996 from $2.1 million for the same
period in 1995.   The increased costs can be attributed primarily to
increased sales of non-licensed posters which carry higher costs and increased sales of shrink wrap posters. For the third quarter of 1996, OSP's costs of sales as a percentage of sales was 54.0% compared with 40.4% in the third quarter of 1995. This is primarily due to the increased sales returns and reserve recorded which lowered the net sales for OSP for the quarter resulting in a higher cost of sales percentage.

     SDI's cost of goods sold increased by $400,000, or 19.0%, to $2.3 million for the three months ended September 30, 1996 from $1.9 million for the three months ended September 30, 1995. SDI's costs of goods sold as a percentage of net sales for the third quarter of 1996 was 63.9% compared to 59.4% in the third quarter of 1995. The increase in the cost of goods sold as a percentage of net sales is primarily due to sales of products to mass retailers, which are typically sold at lower per unit prices compared to specialty and gift retailers.

     BEx's cost of goods sold for the third quarter of 1996 remained consistent with the third quarter of 1995 at 50.0% of net sales despite decreased sales of 75.0%. BEx has achieved a gross profit margin consistent with historical operating levels for the quarter as a result of the previous reorganization and redirection efforts over the past year including the installation of new management and the relocation to Bell, California.

     KRSI's cost of goods sold as a percentage of net sales for the month that it was included with the consolidated group was 50.0%.

     License and royalty expense as a percentage of net sales increased to 11.1% for the three months ended September 30, 1996 from 10.9% for the three months ended September 30, 1995. OSP's royalty rate decreased to 12.0% for the three months ended September 30, 1996 from 13.5% for the same period in 1995 due primarily to the decreased sales under Disney licenses which have higher royalty rates. SDI's royalty rate increased to 8.3% for the three months ended September 30, 1996 from 6.3% for the same period in 1995 due primarily to increased sales of products under film and television licenses which carry higher royalty rates.

     Warehouse and selling expenses increased $100,000, or 4.0%, to $2.6 million for the three months ended September 30, 1996 from $2.5 million for the same period in 1995. Factors contributing to the increase were rent, commissions and art costs due to increased design work for new licenses. These increases were offset by lower freight costs since SDI's customers pay all of the freight costs. Warehouse and selling expenses as a percentage of net sales increased to 28.9% for the three months ended September 30, 1996 from 27.2% for the same period in 1995 due to the decreased net sales for the quarter.

     General and administrative expenses increased by $600,000, or 50.0%, to $1.8 million for the three months ended September 30, 1996 from $1.2 million for the same period in 1995 due primarily to an increase of salaries and wages including bonuses to the President of SDI of $355,000. The increase in salaries and wages was offset by lower bad debt expense for the quarter.

     Operating loss was $1.6 million for the three months ended September 30, 1996 compared with operating income of $124,000 for the same period in 1995.

     Interest expense increased $177,000, or 80.5%, to $397,000 for the three months ended September 30, 1996 from $220,000 for the same period in 1995. The increase in interest expense is due primarily to higher average outstanding borrowings on the Company's line of credit, interest expense on the Company's outstanding shareholder loan and amortization of the loan origination fees for the refinanced line of credit in February 1996.

     The Company's income tax benefit for the three months ended September 30, 1996 was $1.2 million compared with an income tax provision of $37,000 recorded for the same period in 1995. During the third quarter, the Company recorded a $1.1 million benefit for the change in income tax status from an S Corporation to a C Corporation with the completion of the merger and private placement that were effective August 28, 1996 (see "Liquidity and Capital Resources"). The benefit was a result of the net deferred tax assets consisting mainly of the allowances for doubtful accounts, sales returns and inventory obsolesence. Additionally, $150,000 of the tax benefit in 1996 was primarily attributable to net losses of SDI which had taxable income for the same period last year. No benefit was recognized in 1996 for the BEx losses while such was recorded in 1995 due to operating loss carrybacks.

     The Company's net loss increased $436,000, or 178.7%, to $680,000 for the three months ended September 30, 1996 compared with a loss of $244,000 for the same period in 1995. As a percentage of net sales, the net loss was 7.6% for the three-month period in 1996 compared to 2.6% for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, working capital was approximately $ 2.8 million. Net cash used in operating activities during the nine months ended September 30, 1996 was approximately $3.1 million due primarily to a loss of $2.6 million in the nine-month period, an increase in cash flow of $1.7 million from accounts receivable, $699,000 from accounts payable offset by a decrease of $1.1 million from deferred income tax assets, $798,000 in inventory and
$350,000 in royalties payable.   Net cash used in investing activities was
$775,000 primarily as a result of payment for costs totaling $555,000 to acquire KRSI and property additions of $178,000. Net cash provided by financing activities during the nine months ended September 30, 1996 was approximately $3.8 million due primarily to net proceeds from the issuance of common stock from the private placement and proceeds from issuance of shareholder loans of $1.1 million reduced by $2.35 million in dividends paid to the former OSP shareholders in connection with the Transactions (defined below).

     The Company has a line of credit with a financial institution which provides for maximum borrowings of $7,500,000 subject to certain conditions. The outstanding balance at September 30, 1996 was approximately $3.4 million. The outstanding balance under the line of credit bears interest at the bank's prime rate plus 1.75% and is payable monthly. Under its line of credit, the Company is required to maintain certain financial ratios. In June and July 1996, the Company was not in compliance with such ratios and, accordingly, was in default under the line of credit. As of September 30, 1996, the Company believes it is in compliance with its financial covenants. The Company is currently negotiating with the financial institution to revise, among other things, the financial covenants under which the Company was in
default.   In connection with the Transactions, the financial institution had previously agreed to revise the covenants.

     On August 28, 1996, the Company acquired KRSI through a merger (the "KRSI Merger"). Concurrently with the KRSI Merger, the Company acquired its affiliates OSP Publishing, Inc. and the Button Exchange, Inc. through a
merger (the "Reorganization").   Also concurrently with the KRSI Merger and
the Reorganization, the Company issued 4,324,238 shares of common stock to investors in a private placement (the "Private Placement" and, together with the "KRSI Merger" and the "Reorganization," the "Transactions"). Net proceeds (less commissions and expenses and distributions) to the Company as a result of the Private Placement were $2,824,000.

     Prior to the effectiveness of the Transactions, OSP Publishing, Inc. paid a dividend of $2,350,000 to Joseph C. Angard and Michael Malm, OSP Publishing, Inc. shareholders and the Chairman of the Board and Chief Executive Officer, and Chief Operating Officer of the Company, respectively. For purposes of assisting with the Company's cash flow requirements, the
shareholders loaned the funds back to the Company on an interim basis.   As
of September 30, 1996, there is currently $1,100,000 outstanding under Mr. Angard's loan.

     At September 30, 1996, the Company had an account receivable with its largest customer which totaled approximately $773,000 or 13.0% of consolidated gross accounts receivable. The customer is substantially current with the Company's payment terms.

     The Company has experienced operating losses for the first nine months of 1996. However, the Company's sales typically fluctuate based on seasonal releases of major films, which correspond to sales of promotional products related to such releases. The Company believes that its credit facility, together with the net proceeds of the Private Placement, will be sufficient to fund its working capital requirements into 1997. In addition, the Company believes that additional working capital will be available as a result of additional licenses signed, new poster titles in process and cost reduction plans, including the elimination of non-performing poster titles. Additional financing will be required to provide for any business or product line acquisitions and significant expansion of the Company's international business. In addition, the Company's business plan anticipates that the Company will seek to increase its distribution of products directly to mass retailers. The extent to which the Company is successful in achieving its business plan will depend on the availability of capital for the purchase of additional display racks to place in retail establishments. There can be no assurance that such additional financing will be available.

FORWARD LOOKING STATEMENTS

     With the exception of the actual reported financial results and other historical information, the statements made in this filing, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward looking statements that involve risks and uncertainties that could affect future results. Such risks and uncertainties include, but are not limited to: timing and size of orders from large customers, general economic conditions, inventory management, the health of the retail environment, supply constraints, supplier performance and other risks indicated in the Company's filings with the Securities and Exchange Commission.

                GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Under its line of credit, the Company is required to maintain certain financial ratios. In June and July 1996, the Company was not in compliance with such ratios and, accordingly, was in default under the line of credit. The Company is currently negotiating with its financial institution to revise, among other things, the financial covenants under which the Company was in default. In connection with the Transactions, the financial institution had agreed to revise the covenants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         On August 29, 1996, the Board of Directors elected Edward Sacks to fill the existing vacancy on the Board. Mr. Sacks is a Class I Director and will serve on the Board of Directors until reelected or his successor is duly elected and qualified at the annual meeting of stockholders in 1997. Mr. Sacks is currently the Chairman and Chief Executive Officer of E & B Giftware, Inc., a product development, marketing and sales company.

     On September 10, 1996, Thomas R. King resigned from the Board of Directors. Mr. King was a Class I Director and had served on the Board of KRSI prior to the Company's acquisition of KRSI.

     On October 7, 1996, Walter M. Lacher was elected as the Chief Financial Officer and Secretary of the Company to replace Christopher B. Lucas upon Mr. Lucas' resignation. Mr. Lacher was formerly the Corporate Controller for the Company and, prior to that, he worked at Deloitte & Touche, LLP. In addition, George J. Vrabeck was elected the President of the Company. Mr. Vrabeck was formerly the Executive Vice President of the Company and, prior to the Company's acquisition of KRSI, the Chief Executive Officer of KRSI.

     The following business risks as disclosed in the S-4 Registration Statement No. 333-4655 filed with the Securities and Exchange Commission on May 29, 1996, are hereby incorporated by reference as those set forth fully herein:

         Reliance on license agreements
         Market acceptance of licensed properties
         Seasonality and fluctuations in operating results
         Risk and fluctuations in operating results
         Concentrated customer base
         Dependence on key personnel
         Control by existing shareholders
         Possible insufficiency of working capital
         Anti-takeover effect of undesignated preferred stock
         Material returns of unsold products

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.


              EXHIBIT NO.  DESCRIPTION
              -----------  -----------

              2.1          Final Amended and Restated Agreement and Plan of
                           Merger incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4
                           (No. 333-4655)

              3(i).1 Certificate of Incorporation of the Company incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form S-4
                           (No. 333-4655)

              3(ii).1      Bylaws of the Company incorporated by reference to
                           Exhibit 3(ii).1 of the Company's Registration Statement on Form S-4 (No. 333-4655)

              10.1         Promissory Note, dated August 27, 1996, in favor of
                           Joseph C. Angard

              11.1         Statement re:  computation of per share earnings


         (b) Reports on Form 8-K. On September 13, 1996, the Company filed a Form 8-K to report the effectiveness of the Transactions. The Form 8-K included unaudited pro forma condensed combined financial statements which give effect to the Transactions.

                                 SIGNATURE(S)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.



DATED: November 12, 1996      By: /s/ Joseph C. Angard
                                  --------------------
                                      Joseph C. Angard
                                      Chairman of the Board and
                                      Chief Executive Officer


DATED: November 12, 1996      By: /s/ Walter M. Lacher
                                  --------------------
                                      Walter M. Lacher
                                      Chief Financial Officer and Secretary
                                      (Duly Authorized Officer)


EXHIBIT INDEX

                                                                                   SEQUENTIALLY
              EXHIBIT NO.  DESCRIPTION                                               NUMBERED
              -----------  -----------                                             ------------

              2.1          Final Amended and Restated Agreement and Plan of
                           Merger incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4
                           (No. 333-4655)

              3(i).1 Certificate of Incorporation of the Company incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form S-4
                           (No. 333-4655)

              3(ii).1      Bylaws of the Company incorporated by reference to
                           Exhibit 3(ii).1 of the Company's Registration Statement on Form S-4 (No. 333-4655)

              10.1         Promissory Note, dated August 27, 1996, in favor of           27
                           Joseph C. Angard

              11.1         Statement re:  computation of per share earnings              30
