Form 10-K405
period 1996-12-31
GLOBAL ONE DISTRIBUTION & MERCHANDISING INC
filed 1997-04-15
CIK 1014664

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended: December 31, 1996

                                          OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from _________to ___________

                         Commission file number: 000-21049

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
                (Exact name of registrant as specified in its charter)

    DELAWARE                                     95-4578632
    (State or other jurisdiction                 (I.R.S. Employer
    of Incorporation or organization)            Identification Number)

    5548 LINDBERGH LANE                          90201-6410
    BELL, CALIFORNIA                             (Zip Code)
    (Address of principal executive offices)

          Registrant's telephone number, including area code: (213) 980-4300

             Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------           -----------------------------------------
              NONE                                      NONE

             Securities registered pursuant to Section 12(g) of the Act:
                            COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ X ]         NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [ X ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 24, 1997 based on the closing price on the NASDAQ National Market System of such stock on such date was $15,383,215.

Registrant's Common Stock outstanding at March 24, 1997 was 13,011,947 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE
                                        None.

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
                         INDEX TO ANNUAL REPORT ON FORM 10-K

                               -----------------------



CAPTION                                                                     PAGE
-------                                                                     ----

PART I
Item 1. - BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2. - PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . .   11
Item 3. - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .   11
Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .   11


PART II
Item 5. - MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . .   11
Item 6. - SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .   12
Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . .   14
Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA. . . . . . . . . . .   22
Item 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . .   22


PART III
Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . .   22
Item 11. - EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   24
Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .   30
Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .   31


PART IV
Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .   32

                                        PART I

ITEM 1. - BUSINESS

GENERAL

    Global One Distribution & Merchandising Inc. ("GLOBAL ONE" or the
"COMPANY") was formed in April 1996 for the purpose of serving as a holding company for OSP Publishing, Inc. ("OSP"), a privately-held company incorporated in 1989, and its subsidiaries and acquiring Kelly Russell Studios, Inc. ("KRSI"), a publicly traded company. On August 28, 1996, the Company acquired KRSI through a merger of KRSI into a wholly owned subsidiary of the Company (the "KRSI Merger"). In connection with the KRSI Merger, the Company issued 2,041,189 shares of Common Stock to the former shareholders of KRSI. Concurrently with the KRSI Merger, the Company acquired OSP and The Button Exchange, Inc. through a merger of those companies into wholly owned subsidiaries of the Company (the "Reorganization"). In connection with the Reorganization, the Company issued 6,448,442 shares to the former shareholders of OSP. Also concurrently with the KRSI Merger and the Reorganization, the Company issued 4,324,238 shares of Common Stock to investors in a private placement (the "Private Placement" and, together with the "KRSI Merger" and the "Reorganization," the "Transactions"). Net proceeds (less commissions and expenses and distributions) to the Company as a result of the Private Placement were $2,824,000. The Company's Common Stock commenced trading on the NASDAQ SmallCap Market effective August 28, 1996.

    The Company designs and produces licensed trend merchandise which it markets for sale in gift and stationary stores, video stores, music stores, toy stores, bookstores and mass retailers. The Company's products consist of posters, T-shirts, framed and unframed wall decor, buttons, key chains, stickers, collectible movie scripts and sports related collectible art. Substantially all of the Company's net sales during 1996 were attributable to products incorporating some licensed material. These products incorporate primarily licensed images and characters from motion pictures, television, comic books, music, sports and popular culture. Management believes that the Company is the leading domestic publisher and distributor of licensed posters, and a leading distributor of licensed T-shirts, buttons, key chains, stickers and collectible movie scripts.

    The Company's licenses encompass over 200 properties, including: (i) Disney's SPACE JAM, THE HUNCHBACK OF NOTRE DAME, POCAHONTAS and THE LION KING animated movies, MICKEY UNLIMITED characters and HOME IMPROVEMENT television program; (ii) Warner Bros.'s LOONEY TUNES characters and BAYWATCH television program; (iii) other television programs, including FRIENDS, MELROSE PLACE, SEINFELD and BEAVIS & BUTT-HEAD; (iv) other motion pictures, including INDEPENDENCE DAY, PULP FICTION and BABE; and (v) various musicians and personalities, including Madonna, Boyz II Men, The Doors, Marilyn Monroe and Whitney Houston. See "-- Operations and Licensing."

    In 1996, the Company's business was conducted through the Company's subsidiaries, OSP, BEx Corp. ("BEx"), 51%-owned Stanley DeSantis, Inc. ("SDI") and, since August 28, 1996, KRSI. See "-- Products and Operating Subsidiaries." OSP publishes licensed and non-licensed posters, and also manufactures Book Bites-TM-, Wallet Cards, movie scripts and other trend gift items. BEx designs and markets licensed and non-licensed buttons, stickers, key rings and magnets. SDI designs and markets a line of T-shirts, sweatshirts, hats and other apparel to department and specialty stores and other retail outlets, including mass merchants, based on both licensed and non-licensed designs. KRSI creates, markets and distributes sports related art for the collectible market. On December 31, 1996, the Company sold its 51% ownership in SDI to SDI's President. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

    The Company's products incorporate designs created by its staff of artists and approved by the licensor. See "-- Design and Development; Production." All of the Company's products are produced according to its specifications by unaffiliated manufacturers located in the greater Los Angeles area. See "--Manufacturing." The Company also commissions original artwork for the production of its lithographs and autograph ready art. See "--Design and Development; Production."

    The Company's products are sold primarily through in-house sales representatives and multi-line independent sales representatives and secondarily through distributors to a diversified group of over 45,000 retail outlets, primarily in the mass merchandise, gift, music, bookstore, toy, grocery, framing and video markets. The

Company's customers include K-Mart, Wal-Mart, Musicland, Walden Books, Blockbuster Entertainment, Toys R' Us and J.C. Penney. Musicland accounted for 10% of the Company's net sales during 1996. International sales, which are conducted primarily through a network of distributors, comprised 5% of total sales during 1996. See "-- Sales and Marketing."

BUSINESS STRATEGY; GLOBAL ONE

    Global One's business strategy is to generate revenue and earnings growth through further penetration of domestic and international markets for sale of the Company's existing products, and the introduction of new product lines that complement and supplement existing product lines which can be sold through the same channels of distribution.

    To accomplish its strategic objectives, Global One may seek to: (i) acquire producers of other lines of trend merchandise; (ii) increase sales to mass retailers; (iii) further expand into international markets; (iv) develop and introduce new and ancillary product categories utilizing existing licenses; (v) continue to acquire licenses from licensors with whom the Company currently has relationships and from new licensors; (vi) enter into partnerships with retailers to develop new products; (vii) develop relationships with "anchor" retailers who will commit to purchase items in new product categories and (viii) develop and expand sales of products through "tie in" or "premium" sales.

    On November 15, 1996, the Company acquired the licensed wall decor assets and distribution network of Zanart Entertainment, Inc. The licenses include STAR WARS, STAR TREK, X-FILES, MARVEL COMICS, LOONEY TUNES, BATMAN, ANIMANIACS AND SUPERMAN. As a result of the acquisition, OSP has commenced producing lithographed and chromium prints which feature such licensed cartoon and movie art direct from the studios.

OVERVIEW OF THE LICENSED MERCHANDISE INDUSTRY

    Royalties on sales of licensed merchandise provide an important source of supplemental revenue for licensors, primarily in the entertainment and sports industries. According to THE LICENSING LETTER, sales of licensed merchandise in the U.S. and Canada in 1994 were approximately $102.2 billion. The Company operates in the trend, novelty or gift segment of the licensed merchandise industry which management believes accounted for approximately $27.0 billion in sales in the U.S. and Canada in 1994. Management believes that the growth in sales of licensed merchandise during the past five years is principally the result of the rapid growth and globalization of the U.S. motion picture, television, music and sports industries, during this period. Management believes that a continuation of these trends and the continued domination of worldwide markets by the U.S. film and entertainment industries will provide significant opportunities for future expansion of international sales of licensed merchandise.

    Management believes that trend, novelty and gift items, such as the products marketed by the Company, have a high turnover rate and provide retailers with higher returns per square foot than most other retail merchandise. The low cost of production of the Company's products permit retailers to sell such products at lower price points that appeal to a wide range of consumers. Disposable wall products incorporating standard characters, such as MICKEY MOUSE and BUGS BUNNY, classic icons, such as Marilyn Monroe and James Dean, contemporary and classic musicians, such as Alanis Morrissette and The Doors, or hit films and television productions, such as THE LION KING and FRIENDS, are an inexpensive way for consumers, particularly children, teens and young adults, to express themselves and identify with their favorite aspects of popular culture. Retailers that sell the Company's merchandise frequently utilize integrated product displays to generate a higher volume of "impulse sales" of licensed promotional products.

COMPETITION

    Management believes that OSP is currently the leading domestic publisher of licensed posters. OSP's primary competitors in the poster publishing business are Day Dream Publishing, Inc., Western Graphics, Inc., Portal Publications Co. and Funky Enterprises. Although the Company is unable to obtain published financial and other data with respect to production and sales volumes of its competitors, most of which are private companies, based on their experience and knowledge of the licensed poster industry, the Company's management believes that OSP, with annual sales of over $20 million, accounts for 20% to 30% of total annual production volume in the licensed poster industry of between $75 million and $100 million. The Company's management further believes, based on its knowledge of the licensed poster industry, that the Company's next largest competitor has annual sales of approximately $20 million. The Company and its four major competitors collectively account for an estimated 80% share of the market for licensed posters.

    With respect to KRSI's Legends and Superstars-TM- products (see "-- Products and Operating Subsidiaries"), the Company competes on two different levels. The framed product competes with other entertainment collectibles and memorabilia, in addition to lower cost artwork and lithographs in general. The autograph ready product sells at a lower price point and competes with sports trading cards and less expensive sports collectibles and memorabilia. KRSI's autograph-ready Legends and Superstars product is priced higher than most sports trading cards. Direct competitors with similar product lines include Dream Team Collectibles, Inc. In the area of sports trading cards, those competitors include Topps, Inc., The Upper Deck Company, Fleer Corp. and The Scoreboard, Inc.

    The Company competes for licenses with other producers of licensed merchandise on the basis of its multiple product categories, such as posters, T-shirts, framed and unframed wall decor, buttons, stickers, key chains and collectible movie scripts. Management believes the use of multiple product categories, which often can be sold through the same retail facility, is attractive to licensors because it provides a more efficient distribution and more royalties based upon a popular licensed property. In addition, the Company offers a large and diversified distribution network. The variety of products offered by the Company, the quality and experience of its art department and its strong relationships with key licensors and major studios have enabled the Company to acquire a portfolio of approximately 200 major licenses.

    The Company competes for retail floor space on the basis of its portfolio of licenses, which allow it to offer the greatest selection of titles. The Company has approximately 1,100 shelf keeping units ("SKUs") while its competitors are believed to offer only between 200 and 400 SKUs. The Company has in place over 18,000 poster racks of varying sizes at its customer locations, and the Company's sales staff provides ordering and stocking services. In addition, the Company's multiple product lines enable it to provide retailers with integrated product displays incorporating each subsidiaries' products, thus offering retailers a more effective way to capitalize on a popular trend.

PRODUCTS AND OPERATING SUBSIDIARIES

    The Company publishes and distributes licensed posters, T-shirts, framed and unframed wall decor, buttons, key chains, stickers and collectible movie scripts Classic Commemoratives-TM-, ChromArt-TM- and limited edition collectible prints through OSP, SDI, BEx, and KRSI. Substantially all of the Company's net sales during 1996 were attributed to products incorporating some licensed material. The following table sets forth the Company's net sales by subsidiary:

                                                 YEARS ENDED DECEMBER 31,
                     --------------------------------------------------------------------------------
                              1994                         1995                          1996
                     -----------------------   ---------------------------   ------------------------
                    AMOUNT           %           AMOUNT            %           AMOUNT            %
                   ------         ------         ------         ------         ------         ------
OSP . . . . . . .   $ 23.6          55.9%         $ 25.2          66.0%         $ 21.9          51.8%
SDI . . . . . . .     11.1          26.3%           10.1          26.4%           17.6          41.6%
KRSI (1). . . . .                                                                  1.0           2.3%
BEx . . . . . . .      7.5          17.8%            2.9           7.6%            1.8           4.3%
                    ------         ------         ------         ------         ------         ------
Company . . . . .   $ 42.2         100.0%         $ 38.2         100.0%         $ 42.3         100.0%
                    ------         ------         ------         ------         ------         ------
                    ------         ------         ------         ------         ------         ------

-----------------------------------
(1) Acquired on August 28, 1996.

OSP

    OSP develops and markets posters incorporating primarily licensed images and characters from motion pictures, television, animation, music and popular culture. OSP's product lines are designed principally around four main categories of consumers: pre-teens, teens, college students and adults. Non-licensed posters published by OSP include generic posters of models, cars, airplanes and popular phrases. OSP's typical poster consists of a color image printed on 23"x 35", 80 lb. paper.

    OSP also develops and markets products utilizing licensed and non-licensed material, including Wallet Cards, Book Bites-TM-, movie scripts and other trend gift items to independent retailers. Wallet Cards are informative cards shaped like credit cards and Book Bites-TM- are die-cut bookmarks bearing images of OSP's licensed characters.

    In order to expand OSP's products aimed at adults, OSP developed AVALON EDITIONS-TM- in March 1995 and CLASSIC COMMEMORATIVES-TM- in August 1995. AVALON EDITIONS-TM- and CLASSIC COMMEMORATIVES-TM- are contemporary framed and unframed wall decor lithographed on premium grade, museum weight paper. AVALON EDITIONS-TM- feature reproductions of favorite fine art pieces, generic themes and humorous renditions of fine art. CLASSIC COMMEMORATIVES-TM- are newly created proprietary art featuring standard licensed characters, such as MICKEY MOUSE. OSP's main poster and trend product lines generally retail for between $5.00 and $10.00 each, while AVALON EDITIONS-TM- and CLASSIC COMMEMORATIVES-TM- generally retail for approximately $20.00 each.

    OSP's five largest licensors based on 1996 net sales were Warner Brothers/LCA (17%), Disney (14%), 20th Century Fox (7%), Winterland (7%) and No Fear (3%). OSP's leading products during the past 12 months have included posters and other items based on characters and images from THE HUNCHBACK OF NOTRE DAME, 101 DALMATIANS, SPACE JAM, INDEPENDENCE DAY AND BANANAS IN PAJAMAS.

SDI

    SDI designs and markets licensed and non-licensed T-shirts, sweatshirts, mugs, hats and boxer shorts in the $20.00 and under retail price range for sale primarily in department stores, such as J.C. Penney, gift shops and music stores, such as Musicland, apparel stores, such as Miller's Outpost and Spencers, and mass retailers such as Wal-Mart and K-Mart. Such products generally retail at the $15.00 price level.

    SDI's five largest licensors based on 1996 net sales were Anheuser-Busch (25%), Fox Television (18%), MTV Networks (15%), Hanna Barbera (9%) and Disney (6%). SDI's leading products during the past 12 months have included T-shirts and other items based on BUDWEISER, INDEPENDENCE DAY and BEAVIS & BUTTHEAD.

    The Company sold its 51% ownership in SDI effective December 31,1996.

BEX

    BEx designs and markets licensed and non-licensed buttons, key rings and stickers for sale as novelty and impulse purchase items in a wide range of retail stores, including gift-oriented card shops, mass merchandisers, music and video stores and convenience stores. Non-licensed products include buttons and key rings bearing phrases or slogans, seasonal buttons and tourist/souvenir buttons targeted at specific regions. Retail prices for BEx's products range from $1.29 to $3.99. Sales of key rings accounted for 34% of BEx's net sales in 1996 and stickers accounted for 21% of BEx's net sales. Other products produced by BEx include licensed and non-licensed buttons and magnets.

    BEx's four largest licensors based on 1996 net sales were Warner Brothers/LCA (52%), Disney (11%), MTV Network (9%) and 20th Century Fox (4%). BEx's leading products during the past 12 months have included items based on characters and images from INDEPENDENCE DAY, THE HUNCHBACK OF NOTRE DAME, BANANAS IN PAJAMAS and LOONEY TUNES standard characters.

KRSI

    KRSI creates, markets and distributes sports and entertainment-related art for the collectible market. KRSI's primary strategy is to use its collection of original art to create innovative, affordable products with an artistic look, quality and presentation that differentiates them from other entertainment products, such as posters and trading cards. KRSI focuses on products with a wide range of appeal that can be quickly created, produced and sold through mass merchants, distributors and specialty retail stores. Almost all of KRSI's products are produced and sold under non-exclusive licenses from major national sports franchises and their related players' associations.

    KRSI's sales in 1996 were comprised primarily of The Legends and Superstars-TM- wall hangings. The Legends and Superstars product is a wall hanging that measures approximately 11" x 14" and consists of a framed mat with three openings. The largest opening displays a lithographic print of KRSI's original art. The two smaller openings contain a photographic picture and biographical information or a brief description of the pictured item or personality. Each piece is individually numbered. The framed Legends and Superstars product was designed for memorabilia consumers who prefer higher priced, higher quality products than trading cards and posters. However, at a suggested retail price of $19.99 to $24.99, it is priced below many other memorabilia items.

    KRSI also sells an unframed, "autograph ready" version of its Legends and Superstars product. The unframed product is substantially the same as the framed product, except that it is shrink wrapped rather than framed. The plastic shrink wrap makes it easier for purchasers to remove the product from the packaging and have it autographed or personalized. If desired, the product can then be framed at the owner's expense. The autograph ready Legends and Superstars products sell for a suggested retail price of $9.99 to $12.99.

    During 1996, KRSI offered approximately 100 different images in both the framed and autograph-ready Legends and Superstars product lines. The number of images offered is periodically adjusted due to seasonality and customer demand.

     KRSI's products also include full size lithographic prints from KRSI's original art and original art produced by independent artists. The Company is not currently emphasizing its prints products; however, it will continue to commission and purchase additional pieces of original art, based primarily on recently popular sports personalities or events, for the development of additional products.

    KRSI intends to focus its new product development on expanding and updating the images in its existing product lines. The ability to quickly introduce images of recently popular subject matter, such as the star athletes in the World Series or the Super Bowl, is important to maintaining the commercial viability of KRSI's product lines. When necessary, KRSI has been able to create, obtain approval from licensors, produce and ship products with new images within six weeks of identifying the new subject matter. The more typical time frame is approximately two months from conception to delivery. If new licenses are necessary, KRSI's ability to introduce new product may be slowed significantly. Obtaining a new license may require from two months to a year. See "-- Licensing."

    KRSI's four largest licensors based on 1996 net sales since August 28, 1996 were National Football League (47%), National Basketball Association (19%), Major League Baseball (11%) and National Hockey League (8%).

LICENSING

    The Company's licenses permit the Company to produce and market products based on characters and images which already possess their own popular identity through media exposure such as television, films, cartoons, comic books and music. Most licenses permit the Company to develop multiple products through its various operating subsidiaries. In addition to licenses for sales in the domestic market, the Company is increasingly pursuing international licenses for sales in Canada, Europe, and the Pacific Rim. International rights exist in approximately 10% of all licenses obtained by the Company.

    Licensed products include Promotional Properties, Standard Properties and seasonal properties. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General." Promotional Properties include products containing scenes or images connected with a current film, television program or popular performer, such as THE HUNCHBACK OF NOTRE DAME, HOME IMPROVEMENT and Madonna. Standard Properties include products based on standard characters, including MICKEY MOUSE and LOONEY TUNES characters such as BUGS BUNNY, TAZ, FOGHORN LEGHORN and MARVIN THE MARTIAN. Seasonal properties include products consisting of characters or images with a holiday or seasonal theme. Standard Properties typically generate relatively consistent sales over time while Promotional Properties typically involve higher initial sales but shorter product life-spans. Licensed promotional products are those that accompany a major promotional campaign, typically timed to coincide with the theatrical or video release of a large-budget film. Generally, three to six such promotional campaigns occur during a fiscal year, and the shelf life of licensed promotional products is typically 60-120 days. Seasonal products provide additional sales during holiday periods. Sales of Promotional Properties also tend to be seasonal, due to the seasonality of major theatrical releases of films. Film studios typically release the majority of major films during the months of May through September, which has historically resulted in higher sales volumes by the Company during this period. The fourth quarter of 1996 represented 30% of total sales. In the past, the second quarter has typically had higher net sales; however, the major films, SPACE JAM and 101 DALMATIANS, were released in the fourth quarter. See "--Seasonality."

    The successful marketing of Promotional Properties generally requires the Company to anticipate and evaluate the popularity of licensed properties, most of which are media related, and to capitalize on the success of such properties in a timely manner. A determination to acquire a license must frequently be made before the commercial introduction of the property in which a licensed character appears. The licensing staff must evaluate many criteria, including the actors, script, actual footage, demographics and the licensor's marketing budget to determine whether to acquire a new license. As Promotional Properties are typically marketed successfully only for a limited period of time, the success of the Company's marketing program is dependent upon its ability to continually acquire new, popular promotional licenses. Potential licensors typically contact the Company directly to negotiate a new license, in most cases 6 to 18 months before release of a film or other project. In cases where the Company does not own a license for a hit property, the Company may seek to distribute such products for its competitors.

    KRSI presently has non-exclusive license agreements with Major League Baseball Properties, Major League Baseball Players Association, Major League Baseball Properties Canada Inc., National Football League Properties, Inc., National Football League Players, Inc., National Hockey League Enterprises, Inc., National Hockey League Enterprises Canada Inc., National Hockey League Players' Association, the National Basketball Association, several drivers and their sponsors, several individual athletes, the estates of several deceased athletes, and several entertainment companies or related organizations. KRSI's business is largely dependent upon its ability to continue to obtain and maintain these existing licenses and to obtain additional licenses necessary for the expansion of its activities. Obtaining new licenses to expand KRSI's activities may delay KRSI's ability to introduce new products.

    KRSI's agreement with the various players, players' associations or entertainment companies may enable KRSI to use an individual's name, picture, facsimile signature, biographical description or entertainment related title or logo. Pursuant to the terms of these licenses, KRSI is permitted to produce and sell, in the United States, the original art, lithographs, framed and unframed Legends and Superstars products and original art posters. Most of the agreements do not allow KRSI to sell the subject products outside the United States.

    Royalties to the Company's licensors typically range from 10% to 25% of net sales, with an average consolidated royalty rate of 11.3% in 1996, 12.3% in 1995 and 13.7% in 1994. Royalty rates during 1996 for sales by OSP, SDI, BEx and KRSI averaged 12.1%, 9.0% , 9.4% and 17.2% of net sales, respectively. Royalty rates tend to be lower to the extent sales are made directly to retailers rather than to distributors. See "-- Sales and Marketing." License arrangements generally require the payment of non-refundable advances and guaranteed minimum royalties. As a result of increased competition for licenses, Global One may, in the future, be required to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain attractive properties for marketing through its existing and new product lines.

    Typically, the licenses held by OSP, BEx and SDI are for a period of two years. Major licensors in the entertainment and media industries generally do not grant exclusive licenses, and most of the Company's major licenses are non-exclusive. Major licensors generally do not grant competitive licenses within a territory largely due to the limited life-span of promotional properties and the transaction costs associated with granting duplicate licenses. However, no assurances can be given that such licensors will not grant competing licenses in the future.

    The terms of KRSI's licenses extend for one to three year periods. All of these licenses are non-exclusive. Substantially all of the licenses from the estates of deceased athletes expired on December 31,1995 and were renewed in 1996. These agreements are generally renewable for one year periods, unless notice is given by either party to the agreements not to renew. The majority of the licenses from the various leagues, players associations and entertainment companies expire between 1996 and 1998. Some of the licenses contain renewal provisions which provide for additional one year extensions as long as Kelly Russell has fulfilled its obligations under the agreements, upon notice or upon written agreement between the parties.

    Management believes that the Company maintains excellent relationships and an excellent reputation with its licensors.

    The Company's portfolio of over 200 major licenses includes the following properties:

DISNEY ENTERPRISES INC.                     MUSIC
-  101 Dalmatians                           -  Alanis Morrisette
-  The Hunchback of Notre Dame              -  The Doors
-  Mickey Unlimited                         -  Madonna
-  Pocahontas                               -  Jerry Garcia
-  The Lion King                            -  Weezer
-  Disney Babies                            -  Michael Bolton
                                            -  Marilyn Manson
WARNER BROS./LCA                            -  Hole
-  Space Jam                                -  Beastie Boys
-  Looney Tunes                             -  Whitney Houston
-  Batman and Robin                         -  Jimi Hendrix
                                            -  The Who's Tommy
ANIMATION                                   -  Bruce Lee
-  Marvel Comics
-  D.C. Comics                              PERSONALITIES
-  Superman                                 -  Jenny McCarthy
-  The Adventures of Batman & Robin         -  Babe Ruth
-  Betty Boop                               -  Martin Luther King
-  Aeon Flux                                -  James Dean
-  Peanuts                                  -  Marilyn Monroe
                                            -  Pamela Anderson
                                            -  Claudia Schiffer
TELEVISION                                  -  Bob Marley
-  The X-Files                              -  Elvis
-  Bananas in Pajamas
-  Baywatch                                 SPORTS
-  Star Trek: Original Series               - National Footbal League
-  Beavis & Butt-head                       - Major League Baseball
-  Melrose Place                            - National Basketball Association
-  Friends                                  - NASCAR
-  Lois & Clark: The New Adventures

BRANDS
-  No Fear
-  Budweiser
-  Hawaiian Tropic
-  Caesars' Palace

-  Maui & Sons

FILMS
-  Men in Black
-  Jurassic Park II
-  Barb Wire
-  Pulp Fiction
-  Batman Forever
-  Legends of the Fall
-  Babe
-  Desperado
-  Ace Ventura II
-  Independence Day
-  Casper
-  Star Trek Generations
-  Goldeneye
-  Forrest Gump
-  The Wizard of Oz
-  Mission Impossible
-  Gone With The Wind


DESIGN AND DEVELOPMENT; PRODUCTION

    The imagery for the Company's products is custom designed from concept to final art by the Company's staff of 12 in-house artists and freelance artists utilizing computerized design techniques. The art department also designs integrated retail displays utilizing the licensed properties. The Company's art department is equipped with state-of-the art production facilities, providing the Company total quality control over the entire production process, including the actual layout and design of products.

    Artwork for licensed products is typically subject to approval by the licensor. Licensors also typically retain the right to approve any packaging, promotional material or advertising used in connection with a particular license. Such approval is in the licensors' sole discretion and may be time-consuming. In many cases, the Company's artists utilize style guides furnished by the licensor. Artists create concept sketches that are presented to the licensor for discussion and direction before final art work is prepared. The art department's experience in working with the Company's licensors enables department staff to prepare illustrations, sketches and drawings to maintain a competitive edge over other producers in delivering product to the licensor in a more timely fashion.

MANUFACTURING

    The Company manufactures substantially all of its products through unaffiliated manufacturers located in the greater Los Angeles area. Decisions relating to the choice of manufacturer are based on price, quality of merchandise, reliability and the ability to meet timing requirements for delivery. OSP is a party to a contract with a poster printer which obligates OSP to utilize the printer for at least $3.8 million in printing work at market rates through June 30, 1997, which amount is expected to constitute approximately 60% of total outside printing costs during the term of such contract. OSP's management believes that numerous other manufacturers are available to produce its products should its existing manufacturers be unable to do so, and that Global One would be able to obtain high quality merchandise at competitive prices without significant delays. However, the inability of Global One to meet its delivery requirements could result in the termination of some of its licenses and no assurances can be given that this will not occur. Finished products are returned to the Company's Bell, California warehouse, where products are packaged for final distribution. Posters are distributed either in rolled form, shrink-wrapped on poster board to retailers or shipped flat on pallets to distributors. The minimum poster purchase for manufacturing is typically 4,000 units, and average poster manufacturing orders are for 8,000 units.

    The principal raw materials used in the production and sale of the Company's products are paper products, finished T-shirts and plastics. Raw materials are generally purchased by the manufacturers who deliver completed products to the Company. Paper products and plastics are typically produced in the United States, while finished T-shirts are produced both domestically and in East Asia. In certain circumstances, the Company purchases paper and shrink wrap directly for the packaging of its finished products. The Company believes that an adequate supply of raw materials used in the manufacture and finishing of its products are readily available from existing and alternative sources at reasonable prices.

SALES AND MARKETING

    The Company distributes its products directly to retailers primarily through approximately 80 to 100 commissioned in-house and multi-line, independent sales representatives, and through 10 distributors, in the United States. A network of over 100 distributors are used to sell products to Canada, Europe, Japan, Hong Kong, Australia, New Zealand, Mexico and South America. Approximately 80% of net sales are directly to retailers, including corporate buyers for national chains and individual stores, and 20% of net sales are to distributors. OSP's sales force reports to OSP's Vice President of Sales. SDI and BEx each have independent sales representatives who sell their products. In addition, OSP's sales representatives sell SDI and BEx merchandise. KRSI markets its products through independent sales representatives, two in-house sales employees, and, as of February 1996, KRSI hired a national sales organization to manage KRSI's sales functions. KRSI markets to national and regional retailers (including mass merchant retailers, department stores, specialty retailers, discount retailers, and toy stores), distributors of sports memorabilia and a cable television programming network. KRSI also promotes its products through various advertising programs which may include retailers.

    The Company distributes to over 45,000 retail accounts worldwide. The Company's management believes that no single retailer or group of retailers accounts for a significant portion of the market for licensed posters, T-shirts and buttons. The Company's distribution channels include general retail stores, gift and print shops, video and record stores, toy stores, comic book and baseball card stores, mass retailers, department stores, supermarkets, framing shops, drug stores, mail-order and home shopping company and school book clubs. International sales comprised 5% of total sales during 1996.

    The Company distributes its products to the following chain stores, among others:

MASS MARKET             MUSIC/VIDEO                    GIFT/TOY/BOOK
K-Mart                  Musicland                      Toys R' Us
Meijer                  Transworld                     Kay Bee Toys
Target                  Wherehouse Entertainment       Claire's Boutiques
Wal-Mart                Tower Records                  Waldenbooks
Fred Meyer              Blockbuster                    Coach House Gifts
Shopco                  Hollywood Video                Spencer Gifts

DRUG/SUPERMARKET    DEPARTMENT STORE/HOME SHOPPING     STORES/CATALOGS
Osco's              Macy's                             Michael's
Payless             J.C. Penney                        AaronBrothers
Albertson's         QVC                                Standard Brands
Smiths              Home Shopping Network              Fingerhut
Randalls            Hammacher & Schlemmer              Deck the Walls

    The Company has placed over 18,000 proprietary poster display racks of various sizes in retail establishments. The Company's sales force typically visits retailers every one to six weeks to ensure that display racks are adequately stocked with the Company's products, and to offer promotional materials and integrated product displays for upcoming releases. The Company participates in the electronic data interchange ("EDI") program maintained by many of its largest customers, including Toys R' Us, Wal-Mart, K-Mart, Target and J.C. Penney. The EDI program allows the Company to monitor store inventory and schedule production to meet anticipated reorders, which are generally fulfilled within 3 days. Additionally, the Company has expanded its in-store service capabilities by offering a custom retail management system, which tracks both promotional program and individual product sales, enabling the Company and the retailer to more accurately evaluate sales per square foot and annual sales. This enables the Company to maximize the productivity of each individual retail location.

    The Company also sells its products through mail-order catalogs and promotional and merchandising tie-ins with fast-food chains and other organizations. The Company has established a special premium and promotion department to focus on such sales. Premium sales typically involve non-retail sales of properties to promotional partners of a licensor, including companies such as Food Maker (Jack-in-the-Box) Pillsbury and Kraft, often in conjunction with a rebate or other special pricing. Premium sales constituted approximately 4% of OSP's net sales during 1996.

    The Company has also secured the rights from Sprint to distribute telephone cards with licensed graphics as a new premium product. In addition, Global One is considering establishing a website on the Internet with full color images of Global One's products as an additional catalog-type distribution channel for its products.

RETURNS POLICY

    The Company accepts product exchanges for credit from its retail accounts on all posters, buttons and key chains for which there is a paid invoice. Management believes that the Company's policy of exchanges for credit ensures that unsuccessful titles will be replaced with titles that may generate sales. During 1996, the average return rate was 11%. The Company generally obtains a credit on royalties and commissions paid on product exchanges. Exchanges are not accepted from distributors, framers, international or premium sales. In general, T-shirts are not returnable, except where the merchandise is flawed.

BACKLOG

    Due to the promotional nature of the Company's licensed products, the limited selling period for promotional materials and the Company's ability to quickly fill orders, the Company's customers order backlog has not been material.

GOVERNMENT REGULATION; TARIFFS AND DUTIES

    In the United States, the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "ACTS" ). The Acts empower the Consumer Product Safety Commission (the "CONSUMER COMMISSION") to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. Some of the Company's products may be deemed to be toys. The Consumer Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repair or repurchase such articles under certain circumstances. Any such determination by the Consumer Commission is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. In addition, the Company maintains product liability insurance in the amount of $2,000,000.

EMPLOYEES

    As of December 31, 1996, the Company had 143 full-time employees, including 10 employees at BEx, 40 employees at SDI and one at KRSI. During periods of high production volume (May through September), the Company typically hires up to 100 additional temporary employees to assist in production. The Company's employees are not covered by any collective bargaining agreements. The Company believes its relationship with its employees is satisfactory.

TRADEMARKS

    The Company utilizes several trademarks and logos in connection with the marketing and sale of its products. The Company believes that the strength of the Company's trademarks and logos are of considerable value to its business and intends to continue to protect them. The Company has seven registered trademarks with the United States Patent and Trademark Office. To management s knowledge, none of these trademarks is the subject of a legal proceeding.

SEASONALITY

    The Company has historically had higher net sales as a percentage of annual sales in the second quarter. In 1996, the Company recorded 27% of its sales in the second quarter and 30% in the fourth quarter. Management believes that the Company's seasonal sales are primarily due to the seasonal release of major films which correspond to sales of promotional products related to such films. Although films that are anticipated to be major hits are often released in the summer, film distribution companies frequently release major films in the autumn or during the holidays. Such fluctuations in sales typically result in corresponding fluctuations in the Company's profitability which is anticipated to continue in the foreseeable future.

ITEM 2. - PROPERTIES

    The Company's headquarters is a 105,000 square foot leased facility located at 5548 Lindbergh Lane, Bell, California 90201. The majority of the Company's operations, such as corporate offices, in-house sales staff, art department, accounting and warehouse operations, including all of OSP's and KRSI's operations and BEx's administrative and warehousing functions, are based at such location. BEx also leases approximately 3,000 square feet of offices at 200 Diversion, Rochester, Michigan 48307. SDI conducts all of its operations out of approximately 20,000 square feet of leased office space at 10615 Vanowen St., Burbank, CA 91505.

ITEM 3. - LEGAL PROCEEDINGS

    The Company is from time to time a party to routine litigation incidental to its business. Based upon the advice of its counsel, management does not believe that the outcome of any litigation, individually or in the aggregate, will have a material adverse effect on Global One's results of operations or financial condition.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                                       PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

    The Company's Common Stock has been traded in the NASDAQ SmallCap Market under the symbol "GOGO" since August 28, 1996. Prior to that time, there was no market for the Common Stock. The initial opening offering price was $3.75 per share, and the high and low bid price for transactions in the NASDAQ SmallCap Market for the quarters ended September 30 and December 31, 1996 were $4.25 and $1.50, respectively.

    At March 24, 1997, there were approximately 180 holders of record of the Company's Common Stock and 700 beneficial holders. On March 24, 1997, the closing price of the Company's Common Stock on the NASDAQ SmallCap Market was $2.34 per share.

     In connection with the Transactions, the Company paid a cash dividend on its Common Stock in the aggregate amount of $2,350,000 to the former shareholders of OSP, Joseph C. Angard and Michael A. Malm. Except for these dividends, for the foreseeable future, Global One does not intend to pay any cash dividends.

Global One presently expects to retain its earnings, if any, to finance the development and expansion of its business. The payment by Global One of cash dividends, if any, on the Global One Common Stock in the future is subject to the discretion of the Board of Directors.

    Global One's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation s surplus (as defined in Delaware law), or (ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

    Pursuant to Section 2115 of the California General Corporation Law (the "CALIFORNIA GCL"), under certain circumstances, certain provisions of the California GCL may be applied to foreign corporations qualified to do business in California notwithstanding the law of the jurisdiction where the corporation is incorporated. Such corporations are referred to herein as "QUASI-California" corporations. Global One will be qualified to do business in the State of California. Section 2115 is applicable to foreign corporations which have more than half of their shareholders residing in California and more than half of their business deriving from California. Global One s Management believes that more than half Global One's shareholders reside outside California, and that Global One would therefore not be deemed to be a QUASI-California corporation. If Global One were determined to be a QUASI-California corporation, however, it would have to comply with California law with respect to, among other things, distributions to shareholders. Under the California GCL, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceeds the amount of the distribution; (ii) the assets of the corporation exceed 1 1/4 times its liabilities; or (iii) the current assets of the corporation exceed its current liabilities, but if the average pre-tax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1 1/4 times its current liabilities.

    In connection with the Transactions (see "BUSINESS--General"), on August
28, 1996, the Company sold 4,324,237 shares of common stock at $1.50 per share in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In conjunction with the Transactions, the Company issued warrants to purchase an aggregate of 1,098,672 shares of Common Stock to various consultants for the Transactions at an exercise price of $1.50 per share in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants were recorded at their fair value of $621,742 in the accompanying financial statements.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY" included elsewhere herein. The selected consolidated balance sheet data presented below as of December 31, 1995 and 1996 and of the consolidated statement of operations data presented below for the years ended December 31, 1994, 1995 and 1996 are derived from the consolidated financial statements of the Company included elsewhere herein, which financial statements have been audited by Deloitte & Touche LLP, independent certified public accountants. The selected consolidated balance sheet data presented below as of December 31, 1993 and 1994 are derived from financial statements of the Company not included herein which have been audited by Deloitte & Touche LLP, independent certified public accountants. The selected consolidated balance sheet data presented below as of December 31, 1992 and consolidated statement of operation data presented below for the year ended December 31, 1992 are derived from financial statements of the Company audited by other auditors not included herein.

                         SELECTED CONSOLIDATED FINANCIAL DATA
            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES


                                                                                        YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------------------------------
                                                                1992           1993           1994           1995           1996
                                                                ----           ----           ----           ----           ----
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
     Net sales. . . . . . . . . . . . . . . . . . . . . .   $   17,126     $   38,108     $   42,168     $   38,228     $   42,371
     Cost of sales. . . . . . . . . . . . . . . . . . . .        9,297         22,335         25,140         21,647         27,384
                                                            ----------     ----------     ----------     ----------     ----------

     Gross profit . . . . . . . . . . . . . . . . . . . .        7,829         15,773         17,028         16,581         14,987
     Operating expenses . . . . . . . . . . . . . . . . .        7,143         13,797         16,636         15,172         17,719
                                                            ----------     ----------     ----------     ----------     ----------

     Income (loss) from operations. . . . . . . . . . . .          686          1,976            392          1,409         (2,732)
     Interest expense . . . . . . . . . . . . . . . . . .          429            605            685            841          1,328
     Gain on sale of subsidiary . . . . . . . . . . . . .            -              -              -            -             (702)
                                                            ----------     ----------     ----------     ----------     ----------
     Income (loss) from continuing operations . . . . . .   $      257     $    1,371     $     (293)    $      568     $   (3,358)
                                                            ----------     ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------     ----------

PRO FORMA INCOME FROM CONTINUING OPERATIONS DATA (1, 2):
     Income (loss) before income taxes, minority
     interest and discontinued operations, as
     reported . . . . . . . . . . . . . . . . . . . . . .   $      257     $    1,371     $     (293)    $      568     $   (3,358)
     Pro forma provision (benefit) for income
     taxes (2). . . . . . . . . . . . . . . . . . . . . .          266            344            (43)           114           (672)
                                                            ----------     ----------     ----------     ----------     ----------

     Pro forma net income (loss) (2). . . . . . . . . . .   $       (9)    $    1,027     $     (250)    $      454     $   (2,686)
                                                            ----------     ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------     ----------

PER SHARE DATA:
     Pro forma (loss) income from continuing
     operations per share . . . . . . . . . . . . . . . .                                                $     0.06     $    (0.27)
                                                                                                         ----------     ----------
                                                                                                         ----------     ----------
     Weighted average shares outstanding (3). . . . . . .                                                $    8,037     $    9,987
                                                                                                         ----------     ----------
                                                                                                         ----------     ----------


                                                                                         AS OF DECEMBER 31,
                                                             ----------------------------------------------------------------------
                                                                1992           1993           1994           1995           1996
                                                                ----           ----           ----           ----           ----
                                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA (1):
     Working capital (deficiency) . . . . . . . . . . . .   $    1,587     $    2,337     $     (197)    $    3,311     $    3,136
     Total assets . . . . . . . . . . . . . . . . . . . .        6,427         13,464         13,841         11,698         17,035
     Total debt, including current portion. . . . . . . .        2,896          5,129          6,724          5,989          6,371
     Stockholders' equity (deficiency). . . . . . . . . .          266            637         (1,408)        (1,299)         3,426


-----------------------------------

(1) In December 1994, the Company discontinued its Top Banana division. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY -- Discontinued Operations" and Note 15 of Notes to Consolidated Financial Statements.

(2) The Company has been taxed as an S Corporation for federal and state income tax purposes since 1989. Pro forma income taxes, pro forma loss from continuing operations and pro forma loss from continuing operations per share reflect the pro forma effect of income taxes as if the Company had been taxed as a C Corporation for all periods presented. Upon consummation of the Transactions, Global One became subject to federal and state income taxes. See Note 12 of Notes to Consolidated Financial Statements.

(3)  Assumes as outstanding, 1,963,799 and 1,393,550 shares for 1996 and 1995,
     respectively, of the shares   sold by Global One in the August 28, 1996
     private placement, which represent the approximate number of shares deemed to be sold by Global One to fund the $2,350,000 and $1,750,000 S Corporation distributions assumed in 1996 and 1995, respectively. See
     Note 16 of Notes to Consolidated Financial Statements.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included elsewhere herein.

     The business of the Company is conducted through the Company's subsidiaries, OSP, SDI (which was sold effective December 31, 1996 and comprised 41.6% of net sales in 1996), BEx and, since August 28, 1996, KRSI, each of which conducts a distinct business. OSP develops and markets posters incorporating primarily licensed images and characters from motion pictures, television, animation, music, sports and popular culture. SDI develops and markets licensed and non-licensed T-shirts, sweatshirts, hats, boxer shorts and mugs. BEx develops and markets licensed and non-licensed buttons, key rings and stickers. KRSI creates, markets and distributes sports related art for the collectible market. See "BUSINESS OF THE COMPANY."

     The Company derives a significant portion of its revenues from properties which have demonstrated continuing market appeal year after year, such as Disney's and Warner Bros.' standard characters, including MICKEY MOUSE and BUGS BUNNY, television programs, Playboy's PLAYMATE OF THE YEAR and classic icons, such as Marilyn Monroe and the Doors ("Standard Properties"). During the last three years, OSP has experienced increased sales of products attributable to its Standard Properties due to the wider distribution of display racks to retailers. Approximately 3,000, 3,500 and 4,000 new display racks were put in service in 1994, 1995 and 1996, respectively. Additional revenues are derived each year from other promotional products associated with hit films and television shows which generally have a much shorter product life ("Promotional Properties"). The Company attempts to identify and acquire licenses for Promotional Properties to capitalize on popular culture trends. However, whether or not a Promotional Property achieves significant sales depends on a number of factors that are out of the control of the Company, including marketing efforts by licensors and the appeal of such Promotional Properties to the target market. Promotional Properties have accounted for a larger percentage of SDI's and BEx's revenues than Standard Properties. Accordingly, variations in the Company's revenues from year to year are largely attributable to the success achieved by Promotional Properties in any given year. The Company's business strategy includes increasing its core business on Standard Properties as a percentage of net sales by increasing the number of display racks supplied to mass retailers, increasing the number of Standard Properties and expanding its international business. Management anticipates continuing fluctuations from year to year to the extent the Company s Promotional Products achieve success in any given year. See "BUSINESS OF THE COMPANY -- Business Strategy." No assurances can be given that the Company will be successful in these efforts.

     The following tables set forth the net sales, total cost of sales and gross profit of OSP, SDI, BEx, KRSI and the Company for the years ended December 31, 1994, 1995 and 1996.




                                                                      FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                 ------------------------------------------------------------------------------------
                                             1994                          1995                          1996
                                 ---------------------------    -------------------------     ------------------------
                                                    % OF                          % OF                          % OF
                                   AMOUNT           SALES        AMOUNT           SALES        AMOUNT           SALES
                                 ----------       ----------    --------        ----------    --------         -------
                                                                 (DOLLARS IN MILLIONS)
NET SALES
    OSP. . . . . . . . . . .     $   23.6          100.0%      $   25.2          100.0%      $   21.9          100.0%
    SDI (1). . . . . . . . .     $   11.1          100.0       $   10.1          100.0       $   17.6          100.0
    KRSI (2) . . . . . . . .            -            0.0              -            0.0       $    1.0          100.0
    BEx. . . . . . . . . . .     $    7.5          100.0       $    2.9          100.0       $    1.8          100.0
                                 --------                      --------                      --------
    Company. . . . . . . . .     $   42.2          100.0       $   38.2          100.0       $   42.3          100.0
                                 --------                      --------                      --------
                                 --------                      --------                      --------
COST OF GOODS SOLD
    OSP. . . . . . . . . . .     $    9.7           41.1       $    9.8           38.9       $   10.1           46.1
    SDI (1). . . . . . . . .     $    6.8           61.3       $    5.9           58.4       $   10.8           61.4
    KRSI (2) . . . . . . . .            -            0.0              -            0.0       $    0.5           50.0
    BEx. . . . . . . . . . .     $    2.9           38.7       $    1.3           44.8       $    1.2           66.7
                                 --------                      --------                      --------
    Company. . . . . . . . .     $   19.4           46.0       $   17.0           44.5       $   22.6           53.4
                                 --------                      --------                      --------
                                 --------                      --------                      --------
LICENSE AND ROYALTY EXPENSE
    OSP. . . . . . . . . . .     $    3.7           15.7       $    3.5           13.9       $    2.8           12.8
    SDI (1). . . . . . . . .     $    1.2           10.8       $    0.9            8.9       $    1.6            9.1
    KRSI (2) . . . . . . . .            -            0.0              -            0.0       $    0.2           20.0
    BEx. . . . . . . . . . .     $    0.9           12.0       $    0.3           10.3       $    0.2           11.1
                                 --------                      --------                      --------
Company. . . . . . . . . . .     $    5.8           13.7       $    4.7           12.3       $    4.8           11.3
                                 --------                      --------                      --------
                                 --------                      --------                      --------
TOTAL COST OF SALES
    OSP. . . . . . . . . . .     $   13.4           56.8       $   13.3           52.8       $   12.9           58.9
    SDI (1). . . . . . . . .     $    8.0           72.1       $    6.8           67.3       $   12.4           70.5
    KRSI (2) . . . . . . . .            -            0.0              -            0.0       $    0.7           70.0
    BEx. . . . . . . . . . .     $    3.8           50.7       $    1.6           55.2       $    1.4           77.8
                                 --------                      --------                      --------
Company. . . . . . . . . . .     $   25.2           59.7       $   21.7           56.8       $   27.4           64.8
                                 --------                      --------                      --------
                                 --------                      --------                      --------
GROSS PROFIT
    OSP. . . . . . . . . . .     $   10.2           43.2       $   11.9           47.2       $    9.0           41.1
    SDI (1). . . . . . . . .     $    3.1           27.9       $    3.3           32.7       $    5.2           29.5
    KRSI (2) . . . . . . . .            -            0.0              -            0.0       $    0.3           30.0
    BEx. . . . . . . . . . .     $    3.7           49.3       $    1.3           44.8       $    0.4           22.2
                                 --------                      --------                      --------
Company. . . . . . . . . . .     $   17.0           40.3       $   16.5           43.2       $   14.9           35.2
                                 --------                      --------                      --------
                                 --------                      --------                      --------

--------------------------------------
(1) Sold effective December 31, 1996

(2) Acquired on August 28, 1996

    The following tables set forth the percentage of net sales of certain income and expense items for the years ended December 31, 1994, 1995 and 1996.


                                                                  Percentage of Net Sales          Period to Period Percentage
                                                                  Year Ended December 31,                     Change
                                                           ------------------------------------   ------------------------------
                                                            1994           1995           1996    1994 vs. 1995    1995 vs. 1996
                                                           ------         ------         ------   -------------    -------------
Net sales . . . . . . . . . . . . . . . . . . . . . .      100.0%         100.0%         100.0%          (9.5)          10.8
Cost of goods sold  . . . . . . . . . . . . . . . . .       46.0           44.5           53.4          (12.4)          32.9
License and royalty expense . . . . . . . . . . . . .       13.7           12.3           11.3          (19.0)           2.1
Gross profit  . . . . . . . . . . . . . . . . . . . .       40.3           43.2           35.2           (2.9)          (9.7)
Warehouse and selling expenses  . . . . . . . . . . .       25.7           26.7           25.9           (5.8)           7.5
General and administrative  . . . . . . . . . . . . .       13.8           13.0           15.9          (14.5)          35.9
Operating income  . . . . . . . . . . . . . . . . . .        0.8            3.5           (6.4)         259.5         (293.9)
Interest expense  . . . . . . . . . . . . . . . . . .        1.6            2.2            3.1           22.7           57.9
Gain on sale of subsidiary. . . . . . . . . . . . . .          -              -           (1.7)             -            N/A
Minority interest in (income) loss of subsidiaries. .        0.4           (0.6)           0.2         (264.2)        (138.7)
Income (loss) before discontinued operations. . . . .       (0.6)           1.1           (5.2)         255.5         (649.2)
Discontinued operations . . . . . . . . . . . . . . .        1.8              -              -              -              -
Net income (loss) . . . . . . . . . . . . . . . . . .       (2.4)           1.1           (5.2)         139.1         (649.2)

     The following tables set forth the quarterly results of operation of the Company for the two years ended December 31, 1995 and 1996.


                                                                  Quarter Ended
                                              -----------------------------------------------------
                                              March 31,      June 30,     September 30,  December 31,     Total
                                               1995            1995           1995          1995          1995
                                              ---------      --------      ---------      --------      -------
                                                                (in thousands)
QUARTERLY FINANCIAL INFORMATION:
     Net sales. . . . . . . . . . . . . .   $  7,422       $ 12,566       $  9,242       $  8,998       $ 38,228
     Gross profit . . . . . . . . . . . .      3,329          5,566          3,807          3,879         16,581
     Operating expenses . . . . . . . . .      3,503          4,333          3,682          3,654         15,172
     Income (loss) from operations. . . .       (174)         1,233            125            225          1,409
     Interest expense . . . . . . . . . .        173            209            220            239            841
     Income (loss) before income taxes. .       (347)         1,024            (95)           (14)           568
     Pro forma provision (benefit)
       for income taxes . . . . . . . . .        (70)           206            (19)            (3)           114
                                            --------       --------       --------       --------       --------
     Pro forma income (loss) from
       continuing operations. . . . . . .   $   (277)      $    818       $    (76)      $    (11)      $    454
                                            --------       --------       --------       --------       --------
                                            --------       --------       --------       --------       --------

                                                                      Quarter Ended
                                             ------------------------------------------------------
                                              March 31,      June 30,    September 30,  December 31,       Total
                                                1996           1996          1996           1996           1996
                                              ---------      -------      ---------       --------         -----
                                                                         (in thousands)
QUARTERLY FINANCIAL INFORMATION:
     Net sales . . . . . . . . . . . . .    $  8,941       $ 11,388       $  8,999       $ 13,043       $ 42,371
     Gross profit. . . . . . . . . . . .       3,671          3,363          2,777          5,176         14,987
     Operating expenses. . . . . . . . .       3,805          4,561          4,419          4,934         17,719
     Income (loss) from operations . . .        (134)        (1,198)        (1,642)           242         (2,732)
     Interest expense. . . . . . . . . .         267            330            397            334          1,328
     Gain on sale of subsidiary. . . . .         --             --             --            (702)          (702)
     Income (loss) before income taxes .        (401)        (1,528)        (2,039)           610         (3,358)
     Pro forma provision (benefit) for
       income taxes. . . . . . . . . . .         (85)          (519)          (190)           122           (672)
                                            --------       --------       --------       --------       --------
     Pro forma income (loss) from
       continuing operations . . . . . .    $   (316)      $ (1,009)      $ (1,849)      $    488       $ (2,686)
                                            --------       --------       --------       --------       --------
                                            --------       --------       --------       --------       --------

DISCONTINUED OPERATIONS

     In 1991, the Company started the Top Banana division which primarily developed and marketed licensed children's electronic banks and clocks, which were manufactured exclusively in the Far East. In December 1994, the Company decided to wind down the division due to large losses attributable primarily to the financing of Top Banana's working capital needs through letters of credit, excessive time to source products from the Far East and a distribution system that was distinct from its distribution system for posters, T-shirts and buttons. This process was substantially completed in 1995.

     The loss from discontinued operations was $770,000 on sales of $3.5 million in 1994. Of the loss from discontinued operations recognized during 1994, $424,000 was due to an operating loss and $346,000 was due to the estimated loss on disposal of the operation. No additional loss from discontinued operations was recognized in 1996 or 1995 as the reserve for loss on disposal established in 1994 was sufficient. These operations have been accounted for as a discontinued operation for all periods presented.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     The Company's net sales increased $4.1 million, or 10.8%, during 1996 compared with 1995. This increase resulted primarily from a $7.5 million, or 74.3%, increase in net sales by SDI (which was sold December 31, 1996) which more than offset a $3.3 million, or 13.1%, decrease in net sales by OSP and a $1.1 million, or 37.9%, decrease in net sales by BEx. The popularity of the Anheuser-Busch licenses ("I Love You Man" and "Frogs") and the MTV Networks license for BEAVIS AND BUTT-HEAD was the principal reason for the increase in net sales by SDI.

     OSP's net sales decrease is related to the significant sales generated by LEGENDS OF THE FALL- Brad Pitt and LION KING in the first quarter as well as POCAHONTAS and BATMAN FOREVER in the second and third quarters of 1995. In addition to the decrease in sales under certain licenses, OSP has been experiencing an effective higher sales return rate of approximately 16% of products sold in 1996 compared with 1995's rate of approximately 12%. OSP did, however, record a $4.0 million, or 44.9%, increase in sales in the fourth quarter of 1996 compared with the same quarter in 1995 as a result of the SPACE JAM, 101 DALMATIANS and BEAVIS AND BUTT-HEAD movie properties released in the quarter. It is expected that the timing of releases of significant movies during the holidays may continue.

     BEx's decrease in net sales is primarily due to the reorganization of the Company's management, redirection of sales and marketing efforts toward products geared with the timing of major film releases and relocation of the Company's operations to Bell, California from Michigan.

     KRSI, which was merged into the Company effective August 28, 1996, contributed net sales of $1.0 million.

     Cost of good sold increased $5.6 million, or 32.9%, to $22.6 million in 1996 compared to $17.0 million in 1995. As a percentage of net sales, cost of goods sold increased from 44.5% in 1995 to 53.4% in 1996. The Company's cost of goods as a percentage of net sales increased since SDI, which has the highest cost of goods as a percentage of net sales, comprised 41.6% of the Company's total net sales in 1996 compared with 26.4% in 1995.

     OSP's cost of goods sold increased $300,000, or 31%, to $10.1 million in 1996 from $9.8 million for the same period in 1995. OSP's cost of goods sold as a percentage of net sales increased to 46.1% compared with 38.9% for the years ended 1996 and 1995, respectively. This increase can be attributed to the higher product returns experienced by OSP in 1996, which results in the product costs being spread over a lower net sales amount as well as the lower net sales being spread over the fixed cost of goods sold components.

     SDI's cost of goods sold increased by $4.9 million, or 83.1%, to $10.8 million in 1996 from $5.9 million in 1995. SDI's cost of goods sold as a percentage of net sales for the year ended December 31, 1996 was 61.4% compared with 58.4% for the same period in 1995. SDI's sales increased significantly, thereby contributing to the large increase in the overall cost of goods sold. The increase in SDI's cost of goods sold as a percentage of net sales is primarily due to the increase in sales of products to mass retailers, which are typically sold at a lower per unit price compared to specialty and gift retailers.

     BEx's cost of goods sold decreased by $100,000, or 7.7%, to $1.2 million for the year ended December 31, 1996 compared to $1.3 million for the same
period last year.   BEx's cost of goods sold as a percentage of net sales
increased to 66.7% for the year ended December 31, 1996 from 44.8% in 1995 due primarily to decreased efficiency as a result of the reorganization of
management.   Additionally, write-downs of inventory have increased due to the elimination of certain products being sold and the Company's relocation to Bell, California in April 1995.

     KRSI's cost of goods sold was $500,000, or 50.0% as a percentage of net
sales.   KRSI was merged with the Company effective August 28,1996.

     License and royalty expense as a percentage of sales decreased to 11.3% for the year ended December 31, 1996 from 12.3% for the year ended December 31, 1995 due to the increase in sales of products under lower royalty rate licenses as a
percentage of total sales of licensed products.   Additionally, SDI's license
and royalty rates are lower than OSP's and, with the sales of SDI representing 41.6% versus 26.4% of total net sales for 1996 compared with 1995, overall
license and royalty expenses as a percentage of net sales has declined.   OSP's
royalty rate decreased to 12.8% for 1996 from 13.9% for the same period in 1995 due primarily to a decrease in sales in Disney licenses which have higher
royalty rates.   Disney represented 14% of OSP's net sales in 1996 compared with
26% in 1995 which were attributed to the LION KING and POCAHONTAS properties
which generated significant sales.   SDI's royalty rate increased to 9.1% for
1996 from 8.9% for the same period in 1995.

     Warehouse and selling expenses increased $800,000, or 7.5%, to $11.0 million in 1996 from $10.2 million for the same period in 1995. The increase in warehouse and selling costs was primarily attributed to increased commissions to sales representatives of approximately $400,000 as a result of the increased sales as well as increased art department salaries and product design costs of $200,000. Warehouse and selling expenses as a percentage of sales decreased to 25.9% for the year ended December 31, 1996 from 26.7% for the same period in 1995.

     General and administrative expenses increased by $1.8 million, or 36.0%, to $6.8 million for 1996 from $5.0 million for the same period in 1995. This increase was due primarily to an increase of $1.5 million in salaries and wages including compensation to the President of SDI, which increased by $1.0 million, and increases of approximately $600,000 in insurance, legal and other professional fees primarily as a result of the costs of being a public company and the investigation of potential acquisitions by the Company. Additionally, amortization of the KRSI goodwill totaled $180,000 for the four months ended December 31, 1996 following KRSI's acquisition.

     Interest expense increased $500,000, or 62.5%, to $1.3 million for 1996 from $800,000 for the same period in 1995. Interest expense was higher due to higher average outstanding borrowings in 1996 as well as amortization expense of
the loan organization fees for the refinanced line of credit.   Additionally,
SDI's interest expense increased due to additional factoring of accounts receivable resulting from the increase in sales.

     The Company realized a $700,000 gain on the sale of its 51% ownership in SDI to the minority stockholder and President of SDI.

     The Company's income tax benefit for 1996 was $1.1 million compared with $77,000 recorded for the same period in 1995. During the third quarter, the Company recorded a $1.1 million benefit for the change in income tax status from an S Corporation to a C Corporation in connection with the completion of the Transactions effective August 28, 1996 (see "--Liquidity and Capital
Resources").   The benefit was a result of the net deferred tax assets in excess of the liabilities consisting mainly of the allowances for doubtful accounts,
sales returns and inventory obsolescence.   In addition, $128,000 of the tax
benefit in 1996 was attributable to the net loss of SDI, while in 1995 the benefit was due to the net loss of BEx offset by a provision of $213,000 for SDI.

     In 1996, of the net loss recorded by SDI, 49% was allocated to the minority stockholder and totaled $94,000, while in 1995 net income of $243,000 was allocated to the minority stockholder.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

     The Company s net sales decreased $3.9 million, or 9.3%, during 1995 compared with 1994. This decrease resulted primarily from a $4.6 million decrease in net sales by BEx and a $956,000 decrease in net sales by SDI which more than offset a $1.6 million increase in net sales by OSP. The 61.1% decrease in the BEx net sales was principally due to BEx not having a uniquely popular licensed property to generate sales during 1995, as contrasted to sales of products based on THE LION KING and MIGHTY MORPHIN POWER RANGERS licenses in 1994. OSP s net sales increased 6.8% in 1995 from 1994 primarily due to new products and more retailers selling its products. In 1995, SDI s net sales decreased 9.0% because SDI did not have a licensed property that generated broad appeal to customers who purchase from mass retailers.

     Cost of goods sold decreased $2.4 million, or 12.4%, to $17.0 million in 1995 compared to $19.4 million in 1994, due primarily to the decrease in cost of goods as a percentage of net sales of OSP and SDI, which more than offset the increase in the cost of goods as a percentage of net sales of BEx. As a percentage of net sales, cost of goods sold dropped from 46.0% in 1994 to 44.5% in 1995. The Company s cost of goods as a percentage of net sales improved since OSP, which has the lowest cost of goods as a percentage of sales, comprised 66.0% of the Company s total net sales in 1995, compared with 55.9% in 1994.

     Although OSP s cost of goods sold increased by $160,000, or 1.7%, to $9.8 million in 1995 from $9.7 million in 1994, OSP's cost of goods as a percentage of net sales decreased from 41.1% in 1994 to 38.9% in 1995, primarily because OSP sold more products and was able to charge more for its products by selling them directly to retailers rather than through distributors. In 1995, the amount of sales to retailers was 70.9% of total OSP sales, compared to 68.0% of total OSP sales in 1994.

     SDI s cost of goods decreased by $944,000, or 13.8%, to $5.9 million in 1995 from $6.8 million in 1994. SDI's cost of goods as a percentage of net sales in 1995 was 58.4% compared to 61.3% in 1994. Although SDI's net sales decreased, thereby contributing to a decrease in the overall cost of goods sold, the decrease in the cost of goods as a percentage of net sales was largely attributable to SDI's ability to sell more of its products to specialty and gift retailers at a higher price than it would typically obtain from sales to mass retailers. During 1995, SDI sold approximately 70% of its products to specialty and gift retailers in 1995 compared to approximately 60% in 1994.

     BEx s cost of goods decreased by $1.6 million, or 55.2%, to $1.3 million in 1995 from $2.9 million in 1994. However, BEx's cost of goods as a percentage of net sales in 1995 was 44.8% compared to 38.7% in 1994. The increase in the cost of goods as a percentage of net sales was due to continued selling of BEx s products at low prices as part of a concerted effort to reduce excess inventory levels, and since a significant amount of BEx s sales were at a lower price to OSP, for inclusion of BEx s products in OSP s integrated product displays, rather than directly to retailers.

     License and royalty expense decreased $1.1 million or 19.8% to $4.7 million in 1995 from $5.8 million in 1994. As a percentage of sales, royalties were 12.3% in 1995 compared with 13.7% in 1994. This was due to the increase in sales of products under lower royalty rate licenses as a percentage of total sales of licensed products. The most significant royalty reduction occurred in OSP, despite an increase in sales of $1.6 million. OSP's royalties decreased by approximately $200,000 in 1995 compared with 1994. As a percentage of net sales, OSP's royalty rate decreased to 13.9% in 1995 from 15.7% in 1994, primarily due to a reduction in sales of products created under higher royalty rate licenses such as Disney and Nike. These two licensors represented 26.6% of OSP's net sales in 1995, compared with 44.3% of OSP's net sales in 1994. Sales under Disney licenses decreased in 1995 because the popularity of the POCAHONTAS licensed merchandise in 1995 was not as great as the popularity of THE LION KING licensed merchandise in 1994. The Company did not renew the license to sell Nike products. In addition, OSP increased distribution of competitors s products, for which it does not pay royalties.

     Warehouse and selling expenses decreased $623,000, or 5.8%, to $10.2 million in 1995 from $10.8 million in 1994. Factors contributing to this reduction included a decrease of $458,000 in commissions and a decrease of $160,000 in freight expenses. Because these expenses are generally directly related to sales volume, warehouse and selling expenses remained relatively constant as a percentage of sales at 26.7% in 1995, compared with 25.7% in 1994. During 1995, the Company consolidated its warehouse operations in its Bell, California facilities, and it is anticipated that this consolidation will have the effect of decreasing warehouse and selling expenses as a percentage of sales in the future.

     General and administrative expenses decreased by $842,000, or 14.5%, to $5.0 million in 1995 compared with $5.8 million in 1994, due primarily to a decrease of $494,000 in salaries and related employee expenses, a decrease of $203,000 in legal, accounting and other professional fees and a decrease of $263,000 in the bad debt provision, which decreases were offset by a $134,000 increase in other outside services. The decrease reflects certain one time expenses incurred during 1994, including bonuses paid to the Presidents of SDI and BEx and additional legal expenses relating to an abandoned attempt to acquire a poster distributor. As a percentage of net sales, general and administrative expenses decreased slightly, from 13.8% of net sales in 1994 to 13.0% of net sales in 1995.

     Operating income increased by $1.0 million, or 259.5%, in 1995 to $1.4 million in 1995 compared with $392,000 in 1994, despite the 9.3% decrease in net sales. The increase in operating income was attributable to the lower operating expenses discussed above. As a percentage of net sales, operating income increased to 3.7%, compared with 0.9% of net sales in 1994.

     Interest expense increased $156,000, or 22.8%, to $841,000 in 1995 from $685,000 in 1994. The increase in interest expense was due primarily to an increase in the contractual interest rate charged on the borrowings by OSP and BEx due to their violation of certain covenants under their loan agreement. Additionally, total outstanding borrowings were higher in 1995, including subordinated debt issued in the fourth quarter. As a percentage of net sales, interest expense was 2.2% in 1995, compared with 1.6% in 1994. The credit line was refinanced in February 1996. See "-- Liquidity and Capital Resources."

     Prior to consummation of the Transactions on August 28, 1996, OSP had a 79% interest in BEx and a 51% interest in SDI. Accordingly, the minority stockholders interest in income of the subsidiaries has the effect of reducing the Company s net income when a subsidiary is profitable. When a subsidiary is unprofitable, a portion of the loss may be allocated to the minority interest, if the minority stockholder's basis in his stock has not already been reduced to zero. In 1995, BEx had a net loss of $329,000 and SDI had net income of $556,000. After allocating a portion of these amounts to the minority interest, the minority interest in income of subsidiaries on a consolidated basis was $243,000 in 1995, which had the effect of reducing the Company s consolidated net income by the same amount. Global One acquired 100% of the shares of BEx in connection with the Transactions.

     Prior to consummation of the Transactions on August 28, 1996, OSP had been taxed as an S Corporation for federal and state income tax purposes since 1989. Pro forma income taxes, pro forma loss from continuing operations, and pro forma loss from continuing operations per share reflect the pro forma effect of income taxes as if OSP had been taxed as a C Corporation for all periods presented. Global One is subject to federal and state income taxes.

     Net income increased to $403,000 in 1995 compared with a net loss of $1.0 million in 1994. This increase was the result of decreased cost of goods, royalties and operating expenses discussed above and the absorption in 1994 of the discontinued operations. As a percentage of net sales, net income was 1.1% of net sales in 1995 compared with a loss of 2.4% of net sales in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital remained relatively unchanged at December 31, 1996 decreasing by approximately $200,000 to $3.1 million from $3.3 million at December 31, 1995. This was despite the significant events in 1996, including the Private Placement, KRSI Merger and sale of SDI.

     Net cash used in operating activities during 1996 was approximately $1.8
million due primarily to a loss of $2.2 million.   For the year, the Company
experienced an increase in cash flow of $1.0 million from inventory decreases and $1.6 million from accounts payable offset by decreases of $1.1 million from deferred income tax assets, $700,000 in accrued liabilities and $400,000 in royalties payable.

     Net cash used in investing activities was $800,000 primarily as a result of payment for costs totaling $600,000 to acquire KRSI and property additions of $200,000. Net cash provided by financing activities during the year was approximately $2.5 million due primarily to net proceeds of approximately $5.2 million from the issuance of common stock in connection with the Transactions reduced by $2.35 million in dividends paid to the former OSP shareholders in
connection with the Transactions.   The Company also obtained $1.0 million in
cash flow through a contribution by the Chairman of the Board in 1996 and $500,000 in net cash flow through additional borrowings of $1.0 million on the line of credit offset by repayment of subordinated debt of $500,000. Also, there was net cash used in financing activities of $1.6 million as a result of the sale of SDI effective December 31, 1996.

     The Company has a line of credit with a financial institution which provides for maximum borrowings of $7,500,000 subject to certain conditions. The outstanding balance at December 31, 1996 was approximately
$3.8 million. The outstanding balance under the line of credit bears interest at the bank s prime rate plus 1.75% and is payable monthly. Under its line of credit, the Company is required to maintain certain financial ratios and, as of December 31, 1996, the Company was in compliance with its financial covenants.

     On August 28, 1996, the Company acquired KRSI through a merger and effected a reorganization of OSP Publishing, Inc. and The Button Exchange, Inc. Concurrently with these transactions, the Company issued 4,324,237 shares of common stock to investors in a private placement (the "Private Placement"). Net proceeds (less commissions and expenses and distributions) to the Company as a result of the Private Placement were $2,824,000. Prior to the effectiveness of the Transactions, OSP paid a dividend of $2,350,000 to Joseph C. Angard and Michael Malm, former OSP shareholders and the Chairman of the Board and Chief Executive Officer and the Chief Operating Officer of the Company, respectively.
     On December 31, 1996, the Company consummated the sale of its 51%-owned subsidiary, SDI, pursuant to a redemption of all of the SDI stock held by OSP (the "SDI STOCK"). Following the redemption, Stanley DeSantis, SDI s President and the owner of the remaining 49%, was the sole stockholder of SDI. In consideration of the SDI Stock, the Company received an aggregate of $1.575 million, $417,000 of which was paid upon the redemption and $1,158,000 of which
was paid on February 28, 1997.   The consideration for the SDI Stock was based
upon formula relating to SDI s prior four years of operating income.

     At December 31, 1996, the Company had an account receivable with its largest customer which totaled approximately $686,000, or 9.6% of consolidated gross accounts receivable. The customer is substantially current with the Company s payment terms.

     The Company has experienced operating losses for the fiscal year of 1996. In 1997, the Company has continued to focus and has moved aggressively to reduce its operating costs. The Company has significantly reduced its administrative and warehouse personnel. Also, the Company has discontinued many non-performing poster titles and plans to reduce the number of new licenses signed in 1997. This will reduce the initial cash outlays of pre-production, art and design costs and effort. The Company believes that its credit facility, together with the sale of SDI which will provide $1,575,000 in cash flow in the first quarter of 1997, will be sufficient to fund its working capital requirements throughout 1997. Additional financing will be required to provide for any business or product line acquisitions and significant expansion of the Company s international business.

EFFECTS ON INFLATION

     Global One's management believes that inflation will not have a significant effect on the Global One's operations.

SEASONALITY

     The Company has historically had higher net sales as a percentage of annual sales in the second quarter. In 1996 and 1995, the Company recorded 27% and
33%, respectively, of its sales in the second quarter.   In the fourth quarter
of 1996, the Company recorded 30% of total annual sales as a result of the timing of major film releases such as SPACE JAM and 101 DALMATIANS by the movie studios. The Company's seasonal sales are primarily due to the seasonal release of major films which correspond to sales of promotional products related to such films. Although films that are anticipated to be major hits are often released in the summer, film distribution companies frequently release major films in the
autumn or during the holidays.   Such fluctuations in sales typically result in
corresponding fluctuations in the Company's profitability which is anticipated to continue in the foreseeable future.

FORWARD LOOKING STATEMENTS

     With the exception of the actual reported financial results and other historical information, the statements made in this filing, including statements made in "MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," are forward looking statements that involve risks and uncertainties that could affect future results. Such risks and uncertainties include, but are not limited to: timing and size of orders from large customers, general economic conditions, inventory management, the health of the retail environment, supply constraints, supplier performance and other risks indicated in the Company s filings with the Securities and Exchange Commission.

ITEM 8. - FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The Financial Statements of the Company and financial statement schedule filed as part of this report on Form 10-K are listed in Item 14(a).

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III


ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company s Board of Directors is divided into three classes of directors, with the directors in each class elected for three-year staggered terms. The terms of the current Class I, II and III directors expire at the annual meetings of stockholders in 1997, 1998 and 1999, respectively. Officers serve at the pleasure of the Board of Directors, subject to restrictions set forth in their employment agreements. See "EXECUTIVE COMPENSATION--Employment Agreements."

     The following table sets forth information with respect to each director and executive officer of the Company:


NAME               AGE       POSITION                      CLASS     DIRECTOR SINCE
----               ---       --------                      -----     --------------
Joseph C. Angard    55       Chairman and Chief            III       August 28, 1996
                             Executive Officer
Michael A. Malm     34       Chief Operating Officer       III       August 28, 1996
Edward Sacks        57       Director                      I         August 29, 1996
Mark Hauser         38       Director                      II        August 28, 1996
George J. Vrabeck   34       President
Walter M. Lacher    33       Chief Financial Officer
                              and Secretary

     JOSEPH C. ANGARD is a Class III Director, Chairman and Chief Executive Officer of Global One. Mr. Angard is also Chairman of OSP, BEx and KRSI. Mr. Angard joined OSP, formerly One Stop Posters, in 1983 as an independent consultant to acquire licenses and advise on product development. In 1989, Mr. Angard led the senior management buyout of OSP. Prior to joining One Stop Posters, Mr. Angard served as director of licensing for Entertainment Merchandise Marketing Corp., a tour merchandising company. His experience also includes over eight years with national talent agencies, including William Morris and International Creative Management. Mr. Angard received a B.A. degree in English and History from Syracuse University.

     MICHAEL A. MALM is a Class III Director and Chief Operating Officer of Global One and Chief Executive Officer and President of OSP. Mr. Malm joined One Stop Posters in 1984 as Director of Sales and was promoted to Vice President of Sales and Marketing in 1987. Under his management, the Company established a national sales network which contributed to the growth of the Company s retail account base. Prior to 1984, Mr. Malm founded and owned Golden Era Posters, a college poster distribution company. Mr. Malm studied economics at the University of Southern California.

     EDWARD SACKS is a Class I Director of the Company. Mr. Sacks has been the Chairman and Chief Executive Officer of E & B Giftware, Inc., a product development, marketing and sales company since 1983. Prior to that, Mr. Sacks was the President of Crown Creation, a subsidiary of Ideal Toy Corporation, a manufacturer of pool and table tennis games, swimming and scuba gear and indoor and outdoor sports games. He was with Crown Creation from 1966 to 1977. Mr. Sacks was also a Tax Manager at Coopers and Lybrand from 1963 to 1966. He has his economics degree from the Wharton School at the University of Pennsylvania and received his JD from New York University Law School.

     MARK S. HAUSER is a Class II Director of Global One. Mr. Hauser is a founder and Managing Director of Tamarix Capital Corporation, an international investment and merchant banking firm. Previously, Mr. Hauser was a Managing Director at Hauser, Richard & Company and Ocean Capital Corporation, both private international investment banking firms. Prior to joining Ocean Capital Corporation in 1986, Mr. Hauser was a corporate finance and banking attorney at the New York office of Rogers & Wells. Before joining Rogers & Wells, Mr. Hauser worked as a corporate and tax solicitor for Simons & Baffsky in Sydney and for Simmons & Simmons in London. Mr. Hauser is Vice Chairman of Holmes Protection Group, a security alarm systems company; a Director of ICC Technologies, a high technology air conditioner manufacturer; a Director of EA Industries, Inc., an electronic contract manufacturing company; and a Director of Direct Language Communications, Inc., a multilingual communications services company. Mr. Hauser is a member of the New York Bar and is admitted to practice law as a solicitor to the Supreme Court of New South Wales in Australia. He has economics and law degrees from Sydney University and a Master of Law degree from the London School of Economics and Political Science.

     GEORGE J. VRABECK is the President of Global One and a Director of OSP, BEx and KRSI. Mr. Vrabeck has served as Kelly Russell Studio, Inc. s President since November 1994. Mr. Vrabeck also served as Kelly Russell Studio, Inc. s Chief Financial Officer from March 1995 to February 1996, as Chief Executive Officer from November 1994 to October 1995 and as Chief Operating Officer from October 1994 to November 1994 and from October 1995 to February 1996. Mr. Vrabeck served as President of Minneapolis Coffee Corporation, a group of specialty coffee retail stores, from January 1991 to July 1994. He was an associate with Morgan Stanley & Co. Inc., an international investment banking firm, from June 1989 to January 1991, and he was a Senior Staff Member, of Ernest & Young from June 1983 to July 1987. Mr. Vrabeck is a CPA and received his M.B.A. from the University of Michigan, J.D. from the University of Minnesota Law School and B.S. in accounting from Long Island University.

     WALTER M. LACHER has been the Chief Financial Officer and Secretary of Global One since October 1996. He has also served as the Chief Financial Officer and Secretary of OSP, BEx and KRSI and a Director of BEx since October 1996. Mr. Lacher was the Corporate Controller of OSP from July to October 1996. Prior to joining the Company, Mr. Lacher worked at Deloitte & Touche LLP from July 1988 to July 1996. Mr. Lacher is a CPA and received his M.B.A. from the University of Southern California.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company s officers and directors and persons who own more than ten percent (10%) of a registered class of the Company s equity securities to file reports of ownership and changes in ownership on Forms 3,4 and 5 with the Securities and Exchange Commission. Based solely on the Company s review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Form 5 for fiscal year 1996, the Company believes that all its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during 1996.

ITEM 11. - EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company for the fiscal year ended December 31, 1996 to or on behalf of the Chief Executive Officer of the Company and the Company s four most highly compensated executive officers whose compensation in 1996 exceeded $100,000 (the "NAMED OFFICERS").

                              SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION
                                               ---------------------------------
                                                                                       ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR        SALARY(4)      BONUS      COMPENSATION
                (a)                           (b)           (c)           (d)            (i)
----------------------------------------     ----         --------     -----------  ------------
Joseph C. Angard--Chairman and Chief         1996        $258,654     $        -      $28,598(5)
                  Executive Officer
Michael A. Malm--Chief Operating Officer     1996         258,654              -       16,148(5)
George J. Vrabeck--President (1)             1996         143,846              -        1,600(5)
Christopher B. Lucas--Vice President         1996         160,096          2,500       12,220(5)(6)
                      Finance and Chief
                      Financial Officer (2)
Stanley DeSantis--President of Stanley       1996         250,000      1,051,159       21,900(5)
                  DeSantis, Inc. (3)

-------------------------

(1) Includes Mr. Vrabeck s compensation from Kelly Russell Studios, Inc. prior to the merger on August 28, 1996.

(2)  Resigned October 11, 1996.

(3)  SDI was sold December 31, 1996.

(4) Excludes compensation in the form of other personal benefits, which, for each of the executive officers, did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the year.

(5)  Represents for each of  Messrs. Angard, Malm, Vrabeck, Lucas and DeSantis
     (i) automobile allowances of $10,909, $12,148, $1,600, $9,820 and $21,900, respectively, and (ii) premium payments of $17,889 and $4,000, respectively, for Messrs. Angard and Malm.

(6)  Includes a $2,400 home office allowance.

EMPLOYMENT AGREEMENTS

     Effective August 28, 1996, Global One entered into a three-year employment agreement with Joseph C. Angard as Chairman and Chief Executive Officer, pursuant to which Mr. Angard receives a base salary of $275,000 per year plus the ability to earn a bonus of up to $137,500 per year based upon performance criteria established by the Board of Directors at the beginning of each year. In addition, Global One granted to Mr. Angard options to purchase up to 181,818 shares of Global One Common Stock at $1.65 per share and 60,606 shares at $1.50 per share, which vest in three equal annual installments commencing on the first anniversary of the agreement and which are exercisable for five years from the time of vesting.

     Effective August 28, 1996, Global One entered into a three-year employment agreement with Michael A. Malm as Chief Operating Officer of Global One and President of OSP, pursuant to which Mr. Malm receives a base salary of $275,000 per year plus the ability to earn a bonus of up to $82,500 per year based upon performance criteria established by the Board of Directors at the beginning of each year. In addition, Global One granted to Mr. Malm options to purchase up to 181,818 shares of Global One Common Stock at $1.65 per share and 60,606 shares at $1.50 per share, which vest in three equal annual installments commencing on the first anniversary of the agreement and which are exercisable for five years from the time of vesting.

     The Company entered into an agreement (the "DESANTIS AGREEMENT") with Stanley DeSantis, President of SDI, which contemplated that the parties would execute a long form agreement incorporating the terms of the DeSantis Agreement and that Mr. DeSantis would enter into a four-year employment agreement with SDI. However, on December 31, 1996, the Company sold its ownership of SDI. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Pursuant to the DeSantis Agreement, Mr. DeSantis received a base salary of $250,000 per year plus the ability to earn a bonus based upon the achievement of specified net sales by SDI.

     Effective August 28, 1996, Global One entered into a three-year employment agreement with George J. Vrabeck as President, pursuant to which Mr. Vrabeck receives a base salary of $200,000 per year plus a guaranteed bonus of $25,000 payable 90 days after the end of the fiscal year, plus the ability to earn an additional bonus of up to $25,000 per year based upon performance criteria established by the Board of Directors at the beginning of each year. In addition, Global One granted to Mr. Vrabeck options to purchase up to 300,000 shares of Global One Common Stock at $1.50 per share, with 100,000 options vesting per year at the end of each of the first three years during the term of the agreement and exercisable for five years from the time of vesting.

     Effective August 28, 1996, Global One granted to Mr. Lucas options to purchase up to 250,000 shares of Global One Common Stock at $1.50 per share, with 100,000 options vesting immediately and 150,000 vesting in the amount of 50,000 options per year on each of the first three anniversaries of the date of the grant and exercisable for five years from the time of vesting. Following Mr. Lucas resignation on October 11,1996, Mr. Lucas 100,000 vested options were amended to extend the term to December 4, 1998.

     In addition to the benefits described above for Messrs. Angard, Malm, DeSantis, Vrabeck and Lucas, each of the agreements referenced above provide for certain benefits to the employees, including an automobile allowance, reimbursement of business expenses, vacation time, life insurance premium payments and disability benefits.

OPTION GRANTS IN LAST FISCAL YEAR

     Shown below is information concerning grants of options during fiscal 1996 to the Named Officers.



                                 INDIVIDUAL GRANTS
--------------------------------------------------------------------------------

                                                                                     POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                         % OF                                        ANNUAL RATES OF
                      NUMBER OF          OPTIONS                                     STOCK PRICE
                      SECURITIES         GRANTED TO    APPRECIATION                  APPRECIATION
                      UNDERLYING         EMPLOYEES     EXERCISE OR                   FOR OPTION TERM
                      OPTIONS            IN FISCAL     BASE PRICE                    --------------------
NAME                  GRANTED (#)(1)     YEAR          ($/SHARE)        EXP. DATE    5% ($)      10%($)
-----------------     --------------     ---------     -----------      ---------    -------   ----------
Joseph C. Angard        $181,818(2)           8.2%     $      1.65      08-28-01    $ 48,077   $ 19,230
                          60,606(2)           2.7%            1.50      08-28-01      25,116     55,501
Michael A. Malm          181,818(2)           8.2%            1.65      08-28-01      48,077    139,230
                          60,606(2)           2.7%            1.50      08-28-01      25,116     55,501
George J. Vrabeck        300,000(2)          13.5%            1.50      08-28-01     124,327    274,730
Christopher Lucas        250,000(3)          11.2%            1.50      12-04-98     103,606    228,941

-------------------------

(1) All options were granted under the 1996 Stock Option Plan. Pursuant to the plan, the Compensation Committee or the Company s Board of Directors may accelerate the time or times at which such options may be exercised, in whole or part. The options have five-year terms, subject to earlier
     termination upon termination of   employment. The options may be exercised
     by delivery of shares of Common Stock having market value equal equal to the exercise price of the option.

(2)  The options vest 33% per year following the date of grant.

(3) 100,000 of the options vested immediately; the remainder vest 33% per year following the date of grant. Upon termination of Mr. Lucas employment, his unvested options terminated. The vested options were extended to December 4, 1998.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     Shown below is information with respect to the unexercised options to purchase the Company s Common Stock granted in fiscal 1996 under the Company s 1996 Stock Option Plan to the Named Officers. None of the Named Officers exercised any stock options during fiscal 1996.


                    SHARES                       NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN-THE
                    ACQUIRED                     UNDERLYING UNEXERCISED           MONEY OPTIONS AT FY-END ($)
                    ON                           OPTIONS OF FY-END (#)            (1)
                    EXERCISE           VALUE     -------------------------        ----------------------------
NAME                (#)            REALIZED ($)  EXERCISABLE   UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
----                --------      ------------   -----------   -------------      -----------    -------------
Joseph C. Angard        -               -             60,606     121,212(2)            -                -
                        -               -             39,394      78,788(3)            -                -
Michael A. Malm        -                 -            60,606     121,212(2)            -                -
                        -               -             39,394      78,788(3)            -                -
George J. Vrabeck      -                 -            50,000     350,000(3)            -                -
Christopher Lucas      -                 -           100,000        -   (3)            -                -

-------------------------

(1) Based upon the closing price on the NASDAQ SmallCap Market of the Company s Common Stock on December 31, 1996 ($1.50).

(2)  Exercise price of $1.65 per share.

(3)  Exercise price of $1.50 per share.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has not yet formed a Compensation Committee.   No executive
officer of the Company has served as a member of the board of directors or compensation committee of any company in which another Board member is an executive officer.

COMPENSATION OF BOARD OF DIRECTORS

     The Company pays fees to its non-officer directors for serving on the Board of Directors and for their attendance at Board and committee meetings. The Company pays each non-officer director a retainer of $5,000 per annum, plus $1,500 per board or committee meeting attended. The Company does not pay directors who are also executive officers for attending board or committee meetings.

     In addition, non-officer directors receive annual grants of 5,000 stock options under the 1996 Stock Option Plan. Non-officer directors are also reimbursed for expenses incurred on behalf of the Company.

                           REPORT ON EXECUTIVE COMPENSATION

     The compensation of the executive officers of the Company since its inception on August 28, 1996 was determined by the Board of Directors as a whole. The Board contemplates that it will establish a Compensation Committee and appoint two independent directors of the Company to serve on the Committee.

EXECUTIVE COMPENSATION POLICY

     The goals of the Company s executive compensation policy are to attract and retain qualified executives and to ensure that their efforts are directed toward the long-term interests of the Company and its stockholders. The Company is striving to generally position executive salaries at competitive levels and to rely on variable, performance-based bonuses to play a significant role in determining total compensation. In addition, by establishing the 1996 Stock Option Plan, the Company intends to further link executive and stockholder interests.

     The Board of Directors or the Compensation Committee will annually review salaries, bonuses and other aspects of executive compensation and, in addition, will consider stock awards under the 1996 Stock Option Plan. In general, the purpose of such annual reviews is to ensure that the Company s overall executive compensation program remains competitive with comparable businesses and that total executive pay reflects both the individual s performance as well as the overall performance of the Company.

BASE SALARY

     Each year, the performance of executives will be reviewed and, based upon assessment of individual performance and the Company s performance, a corresponding salary increase may be awarded. At inception of the Company, the executives salaries were set, based on the predecessor companies' salary levels.

     The salary of Mr. Joseph C. Angard, the Company s Chief Executive Officer, was determined on the foregoing basis. In addition to consideration of the salary levels of the chief executive officers of other companies in similar industries, the Board considered the Company s predecessor s operating results in fiscal years 1995 and 1996, the effect of the general economy on the Company s performance and the success of the Company in addressing certain goals.

BONUSES

      In fiscal 1996, no bonuses were earned.

STOCK INCENTIVES

     In fiscal 1997, the Compensation Committee will consider stock awards to the Company s Chief Executive Officer and other executive officers under the 1996 Stock Option Plan. The Compensation Committee will determine the type of award under the Plan, the size of the grant to each executive officer, the vesting schedule, if any, applicable to such awards and all other applicable terms.


                                             THE BOARD OF DIRECTORS

                                             Joseph C. Angard
                                             Michael A. Malm
                                             Edward Sacks
                                             Mark Hauser

PERFORMANCE GRAPH

     Set forth below is a line graph comparing the percentage change in the total shareholder returns on the Company's Common Stock against the total returns of the S&P SmallCap 600 Index and a peer group of 13 companies in similar industries (assuming reinvestment of dividends) for the period of four months commencing August 28, 1996 and ending December 31, 1996.


                            COMPUSTAT COMPARATIVE ANALYSIS

                              TOTAL SHAREHOLDER RETURNS


                                        8/28/96                12/01/96
GLOBAL ONE DISTR & MDSE INC.             $100                     $ 40
S&P SMALL CAP 600 INDEX                  $100                     $110
PEER GROUP                               $100                     $100

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 24, 1997 based on 13,011,947 shares outstanding at such date (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) by each of the Company's directors, (iii) by each Named Officer and (iv) by all executive officers and directors as a group.


-----------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner(1)                      Amount and Nature of
                                                          Beneficial Ownership (2)      Percent
-----------------------------------------------------------------------------------------------
Joseph C. Angard - Chairman and Chief Executive Officer            6,448,442 (3)          49.6%

Michael A. Malm - Director and Chief Operating Officer             1,805,249 (4)          13.9%

Edward Sacks - Director                                                5,000 (5)            *

Mark S. Hauser - Director                                            379,904 (6)           2.8%

George J. Vrabeck - President                                         50,000 (7)            *

Christopher B. Lucas - Vice President Finance and
  Chief Financial officer                                            100,000 (8)            *

All executive officers and directors as a group
  (7 persons)                                                      6,983,346              51.6%

------------------------------------------------------------
 *   Less than 1% of the outstanding shares of Common Stock.

(1) Unless otherwise stated, the address is 5548 Lindbergh Lane, Bell, CA 90201-6410

(2) Except as indicated otherwise in the following notes, shares as beneficially owned are those to which the named persons possess sole voting and investment power. Shares not actually outstanding are deemed to be beneficially owned if the individual has the right to acquire such shares within 60 days. Shares deemed beneficially owned by virtue of an individuals s right to acquire them are also treated as outstanding when calculating the percent of the class owned by such individual or any group in which the individual is included (including Directors and Officers as a group) but not for any other individual.

(3) Includes 1,805,249 shares owned by Michael A. Malm. The trustee of Mr. Angard's trust which holds Mr. Angard's shares will be given a proxy entitling Mr. Angard's trust to vote all of the shares owned by the trust which holds Mr. Malm's shares.

(4) The trustee of the trust which holds Mr. Angard's shares will be given a proxy entitling Mr. Angard's trust to vote all of the shares owned by the trust which holds Mr. Malm's shares.

(5)  Represents options to purchase 5,000 shares.

(6) Represents (i) warrants to purchase 52,500 shares issued pursuant to the terms of Mr. Hauser's Financial Advisory Agreement with OSP, (ii) warrants to purchase 322,404 shares issued to Tamarix Capital Corporation, a company of which Mr. Hauser is a principal and (iii) options to purchase 5,000 shares.

(7)  Represents options to purchase 50,000 shares.

(8)  Includes options to purchase 100,000 shares.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pyramid Licensing is a corporation of which Global One's Chairman and Chief Executive Officer and Global One's Chief Operating Officer are the sole shareholders. Pyramid Licensing represents licensors of properties, some of whom may in the future license such properties to Global One. The Company has agreed to guarantee Pyramid's performance under a lease agreement and to pay some of its expenses. The annual amount of the lease is $46,000, and the Company has, through December 31, 1996, paid approximately $147,000 in expenses, mainly consulting fees, on behalf of Pyramid Licensing. Although no definitive proposal has been discussed or agreed upon, it is possible that Pyramid Licensing may become a subsidiary of Global One in the future.

     On December 31, 1996, the Company consummated the sale of its 51%-owned subsidiary, SDI, pursuant to a redemption of all of the SDI stock held by OSP (the "SDI STOCK"). Following the redemption, Stanley DeSantis, SDI's President and the owner of the remaining 49%, was the sole stockholder of SDI. In consideration of the SDI Stock, the Company received an aggregate of $1.575 million, $417,000 of which was paid in January 1997 and $1,158,000 of which was paid on February 1997. The consideration for the SDI Stock was based upon formula relating to SDI s prior four years of operating income.

     Prior to the effectiveness of the Transactions, OSP paid aggregate dividends of $2,350,000 to Joseph C. Angard and Michael A. Malm, OSP Publishing, Inc. shareholders and the Chairman of the Board and Chief Executive Officer and the Chief Operating Officer of the Company, respectively. For purposes of assisting with the Company's cash flow requirements, the shareholders loaned the funds back to the Company on an interim basis. Mr. Malm's loan has been repaid in full. In 1996, part of Mr. Angard's loan was repaid and the remaining $1,000,000 is a capital contribution.

     Global One's Chairman and Chief Executive Officer has a 26% interest in Press One, a printing company, the majority of which is owned by the former owner of OSP. The Company purchased approximately $654,000, $997,000 and $1,355,000 of printing services from Press One in 1995 and 1994, respectively. As of December 31, 1996 and 1995, the Company owed approximately $264,000 and $278,000, respectively, to Press One.

      OSP has an agreement with an outside agency of sales representatives which provides marketing services to OSP. Pursuant to such agreement, the agency paid a consulting fee to Joseph C. Angard and Michael A. Malm based upon the amount of commissions paid to the agency by OSP. During 1996, approximately $11,000 was paid by the agency to each Messrs. Angard and Malm under such arrangement.

     OSP has entered into an agreement (the "TAMARIX AGREEMENT") with Tamarix Capital Corporation ("TAMARIX"), a company of which Mark S. Hauser, director of Global One, is a principal. Under the Tamarix Agreement, Tamarix assisted OSP with, among other things, the Transactions and received a fee equal to $324,319 (5% of the gross proceeds raised in the private placement in connection with the Transactions) plus 322,404 warrants to purchase Global One Common Stock at an exercise price of $1.50 per share.

     OSP has entered into agreements (the "ADVISORY AGREEMENTS") with Tamarix and Mr. Hauser (the "ADVISORS") commencing August 28, 1996 and continuing for periods of 12 months and 36 months, respectively, unless sooner terminated, pursuant to which the Advisors will continue to provide general financial advisory services to OSP and Global One. Under the Advisory Agreements, Global One is required to (a) pay Mr. Hauser $7,500 per month, (b) grant Mr. Hauser a warrant to purchase 52,500 shares of Global One Common Stock at an exercise price of $1.50, per share, and (c) pay certain success fees, if any, to Tamarix, including (i) a cash fee equal to 2% of the amount of funds raised or committed or obligations assumed through a financing plus warrants equal to 2% of such amount at the same price per share and (ii) a cash fee equal to 1% of the consideration paid in an acquisition. In 1996, the Company paid Mr. Hauser fees of $15,000, but did not issue any warrants.

                                       PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

                                                                  PAGE REFERENCE

(a)(1)    FINANCIAL STATEMENTS.                                   FORM 10-K
                                                                  ---------
          Independent Auditors' Report . . . . . . . . . . . . .    F-1
          Consolidated Balance Sheets as of December 31,
            1995 and 1996  . . . . . . . . . . . . . . . . . . .    F-2
          Consolidated Statements of Operations for each of the
            three years in the period ended
            December 31, 1996. . . . . . . . . . . . . . . . . .    F-4
          Consolidated Statements of Stockholders' (Deficiency)
            Equity for each of the three years in the period
            ended December 31, 1996  . . . . . . . . . . . . . .    F-6
          Consolidated Statements of Cash Flows for each of the
            three years in the period ended December 31, 1996. .    F-7
          Notes to  Consolidated Financial Statements. . . . . .    F-10


(a)(2)    FINANCIAL STATEMENT SCHEDULE.

          Schedule II - Valuation and Qualifying Accounts

(a)(3)    EXHIBITS.

          Exhibit No.                     Exhibit
          -----------                     -------

          2.1*           Final Amended and Restated Agreement and Plan of Merger
          2.2***         Agreement for Purchase and Sale of Stock of Stanley
                         DeSantis, Inc., dated December 31, 1996
          3(i).1*        Certificate of Incorporation of the Company
          3(ii).1*       Bylaws of the Company
          4.1*           Specimen Certificate evidencing shares of the Company's
                         Common Stock
          9.1*           Voting Trust Agreement between Joseph C. Angard and
                         Michael A. Malm
          10(i).1*       Form of Indemnification Agreement -- Global One
          10(ii).1*      Form of Indemnification Agreement -- KRSI
          10(iii).1*     Form of Indemnification Agreement -- OSP
          10.2*          Form of Global One Distribution & Merchandising Inc.
                         1996 Stock Option Plan and forms of Stock Option
                         Agreements
          10.3*          Form of Employment Agreement for Joseph C. Angard
          10.4*          Form of Employment Agreement for Michael A. Malm
          10.5*          Agreement between Stanley DeSantis and OSP
          10.6*          Form of Employment Agreement of George J. Vrabeck
          10.7*          Loan and Security Agreement between Foothill Capital
                         Corporation and OSP Publishing, Inc. and The Button
                         Exchange, Ltd.
          10.8*          Amended and Restated Promissory Note of OSP in favor of
                         Senoral, Inc.
          10.9*          Amended and Restated Stock Pledge and Escrow Agreement
                         between OSP, Senoral, Inc. and the Escrow Agent
          10.10*         Secured Promissory Note of OSP in favor of Robert
                         Yamasaki
          10.11*         Restated Secured Promissory Note and Security Agreement
                         of OSP in favor of Robert Yamasaki
          10.12*         Warrants to Purchase Common Stock of OSP Publishing,
                         Inc. in favor of Sutro & Co. Incorporated
          10.13*         Lease Agreement
          10.14*         Form of Stock Purchase and Registration Rights
                         Agreement
          10.16*         Form of Warrants to Purchase Common Stock of Global One
                         Distribution &

                         Merchandising Inc. in favor of Miller, Johnson & Kuehn
          10.17*         Financial Advisory Agreement between the Company and
                         Mark S. Hauser dated May 10, 1996
          10.18*         Financial Advisory Agreement between the Company and
                         Tamarix Capital Corporation dated July 25, 1996
          10.19*         Financial Advisory Agreement between the Company and
                         Tamarix Capital Corporation dated May 19, 1996
          10.20***       Promissory Note dated December 31, 1996 by Stanley
                         DeSantis, Inc. in favor of OSP Publishing, Inc.
          10.21***       Limited Continuing Guaranty dated December 31, 1996 by
                         Stanley DeSantis in favor of OSP Publishing, Inc.
          10.22***       Security Pledge Agreement, dated December 31, 1996
          10.23***       Management Consulting Agreement dated December 31, 1996
                         between OSP Publishing, Inc. and Stanley DeSantis, Inc.
          10.24**        Promissory Note, dated August 27, 1996, in favor of
                         Joseph C. Angard
          11.1           Statement re:  Computation of Per Share Earnings
          21.1           Subsidiaries of the Company
          23.1           Consent of Deloitte & Touche LLP
          27             Financial Data Schedule



-----------------------------
* Previously filed as an exhibit to Registration Statement on Form S-4 filed with the SEC on May 29, 1996 (File No. 333-4655) and incorporated herein by reference.
** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
***  Previously filed as an exhibit to Current Report on Form 8-K dated
     January 15,1997 and incorporated herein by reference.


(b) REPORTS ON FORM 8-K. In the Company's last fiscal quarter ended December 31, 1996, the Company did not file with the Securities and Exchange Commission a Current Report on Form 8-K.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bell, State of California, on April 11, 1997.


                                       GLOBAL ONE DISTRIBUTION &
                                       MERCHANDISING INC.


                                       By:     /s/  Joseph C. Angard
                                          ------------------------------------
                                                    Joseph C. Angard,
                                                 Chief Executive Officer

                                       April 11, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


Signature                     Title                              Date
---------                     -----                              ----

/s/ Joseph C. Angard          Director, Chairman and             April 11, 1997
-------------------------     Chief Executive Officer
Joseph C. Angard              (Principal Executive Officer)


/s/ Walter M. Lacher          Chief Financial Officer and        April 11, 1997
-------------------------     Secretary (Principal Financial
Walter M. Lacher              Officer and Principal Accounting
                              Officer)


/s/ Michael A. Malm           Director and Chief Operating       April 11, 1997
-------------------------     Officer
Michael A. Malm


/s/ Edward Sacks              Director                           April 11, 1997
-------------------------
Edward Sacks

/s/ Mark S. Hauser            Director                           April 11, 1997
-------------------------
Mark S. Hauser

                             INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Global One Distribution & Merchandising Inc.:

     We have audited the accompanying consolidated balance sheets of Global One Distribution & Merchandising Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global One Distribution & Merchandising Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 1997

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                ASSETS (NOTES 8 AND 9)



                                                                                                 DECEMBER 31,
                                                                                         ---------------------------
                                                                                             1996            1995
                                                                                         ------------   ------------
CURRENT ASSETS:
  Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    32,248    $    74,828
  Accounts receivable - trade, net of allowance for doubtful accounts and
    returns of $2,506,893 in 1996 and $1,644,697 in 1995 (Notes 1 and 4) . . . .           4,667,818      5,248,459
  Inventories (Notes 1 and 5). . . . . . . . . . . . . . . . . . . . . . . . . .           2,560,603      4,066,012
  Prepaid royalty advances (Note 1). . . . . . . . . . . . . . . . . . . . . . .             576,347        555,236
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .             643,791        152,147
  Deferred income taxes (Notes 1 and 12) . . . . . . . . . . . . . . . . . . . .           1,089,248         38,191
  Note receivable (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,575,000              -
                                                                                         -----------    -----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,145,055     10,134,873

PROPERTY AND EQUIPMENT, Net (Notes 1, 6 and 10). . . . . . . . . . . . . . . . .           1,149,775      1,185,799

GOODWILL, Net of accumulated amortization of $222,724 and $43,390 at
  December 31, 1996 and 1995, respectively (Note 1). . . . . . . . . . . . . . .           4,550,531        148,493

DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             189,659        229,311
                                                                                         -----------    -----------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $17,035,020    $11,698,476
                                                                                         -----------    -----------
                                                                                         -----------    -----------

                                                                                                        (CONTINUED)


            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                        1996             1995
                                                                                    -----------    -----------
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 4,826,256    $ 3,002,207
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        723,016      1,026,089
  Royalties payable (Note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .      1,382,549      1,918,129
  Due to customers (Note 1). . . . . . . . . . . . . . . . . . . . . . . . . . .        253,536        251,903
  Income taxes payable (Note 1). . . . . . . . . . . . . . . . . . . . . . . . .         53,042        240,380
  Current maturities of:
    Capitalized lease obligations (Note 10). . . . . . . . . . . . . . . . . . .         95,254         85,003
    Subordinated long-term debt (Note 9) . . . . . . . . . . . . . . . . . . . .        675,000        300,000
                                                                                    -----------    -----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      8,008,653      6,823,711
                                                                                    -----------    -----------

REVOLVING LINE OF CREDIT (Note 8). . . . . . . . . . . . . . . . . . . . . . . .      3,813,334      2,816,595
CAPITALIZED LEASE OBLIGATIONS,
       Less current maturities (Note 10) . . . . . . . . . . . . . . . . . . . .         55,612        149,302
SUBORDINATED LONG-TERM DEBT,
       Less current maturities (Note 9). . . . . . . . . . . . . . . . . . . . .      1,731,904      2,638,364
MINORITY INTEREST (Notes 1 and 3). . . . . . . . . . . . . . . . . . . . . . . .                       569,277
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Notes 1 and 13):
  Common stock, no par value; authorized, 30,000,000 shares; issued and outstanding, 13,010,947 and 6,448,442 shares in 1996 and 1995,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        130,109      1,262,500
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .     10,639,439        112,500
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,344,031)    (2,673,773)
                                                                                    -----------    -----------
      Total stockholders'equity (deficiency) . . . . . . . . . . . . . . . . . .      3,425,517     (1,298,773)
                                                                                    -----------    -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $17,035,020    $11,698,476
                                                                                    -----------    -----------
                                                                                    -----------    -----------

                                                                                                  (CONCLUDED)





             See accompanying notes to consolidated financial statements.

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                   1996              1995              1994
                                                -------------   -------------     -------------

NET SALES (Note 1) . . . . . . . . . . . . .   $  42,370,400    $  38,227,958     $  42,168,322
                                               -------------    -------------     -------------
COST OF SALES:
   Cost of goods sold. . . . . . . . . . . .      22,637,880       17,016,038        19,368,726
   License and royalty expense . . . . . . .       4,745,977        4,630,843         5,771,188
                                               -------------    -------------     -------------
       Total cost of sales . . . . . . . . .      27,383,857       21,646,881        25,139,914
                                               -------------    -------------     -------------
GROSS PROFIT . . . . . . . . . . . . . . . .      14,986,543       16,581,077        17,028,408
                                               -------------    -------------     -------------
OPERATING EXPENSES (Note 1):

   Warehouse and Selling . . . . . . . . . .      10,961,910       10,200,344        10,823,310
   General and administrative. . . . . . . .       6,757,236        4,971,249         5,812,983
                                               -------------    -------------     -------------
       Total operating expenses. . . . . . .      17,719,146       15,171,593        16,636,293
                                               -------------    -------------     -------------
OPERATING INCOME (LOSS). . . . . . . . . . .      (2,732,603)       1,409,484           392,115
INTEREST EXPENSE (Notes 8, 9 and 10) . . . .       1,328,099          841,173           685,294
GAIN ON SALE OF SUBSIDIARY
  (Note 3) . . . . . . . . . . . . . . . . .        (702,419)           -               -
                                               -------------    -------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES,
  MINORITY INTEREST AND  DISCONTINUED
  OPERATIONS . . . . . . . . . . . . . . . .      (3,358,283)         568,311          (293,179)
INCOME TAX (BENEFIT) PROVISION
  (Notes 1 and 12) . . . . . . . . . . . . .      (1,053,106)         (77,336)          115,617
                                               -------------    -------------     -------------

INCOME (LOSS) BEFORE MINORITY
  INTEREST AND DISCONTINUED OPERATIONS . . .      (2,305,177)         645,647          (408,796)
MINORITY INTEREST IN (INCOME)
  LOSS OF SUBSIDIARIES . . . . . . . . . . .          94,172         (243,055)          148,048
                                               -------------    -------------     -------------
INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS  . . . . . . . . .      (2,211,005)         402,592          (260,748)
DISCONTINUED OPERATIONS
   (Note 14):
   Income (loss) from operations of
       discontinued operation, less
       income tax benefit of $6,454. . . . .                                           (423,814)
   Loss on disposal of discontinued
       operation, less income tax benefit
       of $5,268 . . . . . . . . . . . . . .                                           (345,951)
                                               -------------    -------------     -------------
       Total discontinued operations . . . .                                           (769,765)
                                               -------------    -------------     -------------

NET INCOME (LOSS). . . . . . . . . . . . . .  $   (2,211,005)      $  402,592     $  (1,030,513)
                                               -------------    -------------     -------------
                                               -------------    -------------     -------------

                                                                                          (CONTINUED)


            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES


                                                               YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                      1996            1995             1994
                                                 ------------- --------------    --------------
PRO FORMA NET INCOME (LOSS)
    DATA (Note 12):
    Income (loss) before income taxes, as
      reported . . . . . . . . . . . . . . . .      (3,358,283)   $   568,311     $   (293,179)
    Pro forma (benefit) provision for income
      taxes. . . . . . . . . . . . . . . . . .        (671,657)       113,836          (43,273)
    Minority interest in (income) loss of
      subsidiaries . . . . . . . . . . . . . .         (94,172)       243,055          148,048
    Discontinued operations, as reported . . .      (1,089,248)       178,716         (758,043)
    Pro forma tax effect of discontinued
      operations . . . . . . . . . . . . . . .                                        (295,627)
                                                --------------  -------------   --------------
       Pro forma net income (loss) . . . . . .   $  (2,592,454)   $   211,420     $   (564,274)
                                                --------------  -------------   --------------

PRO FORMA INCOME (LOSS)
    PER SHARE (Note 16):
    Income (loss) from continuing operations .   $       (0.27)    $     0.06
    Minority interest in (income) loss of
      subsidiaries . . . . . . . . . . . . . .            0.01          (0.03)
                                                --------------  -------------
      Pro forma net income (loss). . . . . . .   $       (0.26)    $     0.03
                                                --------------  -------------

    Weighted average shares outstanding. . . .       9,987,141      8,036,602
                                                --------------  -------------
                                                --------------  -------------

                                                                                         (CONCLUDED)



             See accompanying notes to consolidated financial statements.

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY






                                            COMMON STOCK           ADDITIONAL
                                    ----------------------------     PAID-IN      ACCUMULATED   NOTE RECEIVABLE -
                                        SHARES         AMOUNT        CAPITAL         DEFICIT       STOCKHOLDER       TOTAL
                                    -------------  -------------  -------------  -------------  -------------  -------------
BALANCE,
   JANUARY 1, 1994 . . . . .            5,731,073     $  762,500     $  112,500   $   (112,903)  $   (125,000)   $   637,097
   Dividends . . . . . . . .                                                        (1,140,074)                   (1,140,074)
   Repayment of note
     receivable (Note 7) . .                                                                          125,000        125,000
   Net loss. . . . . . . . .                                                        (1,030,513)                   (1,030,513)
                                    -------------  -------------  -------------  -------------  -------------  -------------
BALANCE,
   DECEMBER 31, 1994 . . . .            5,731,073        762,500        112,500     (2,283,490)                   (1,408,490)
   Issuance of common stock               717,369        500,000                                                     500,000
   Dividends . . . . . . . .                                                          (792,875)                     (792,875)
   Net income. . . . . . . .                                                           402,592                       402,592
                                    -------------  -------------  -------------  -------------  -------------  -------------
BALANCE,
   DECEMBER 31, 1995 . . . .            6,448,442      1,262,500        112,500     (2,673,773)                   (1,298,773)
   Capital contribution
     from stockholder
     (Note 14) . . . . . . .                                          1,000,000                                    1,000,000
   Issuance of common
     stock in private
     placement . . . . . . .            4,324,237         43,242      6,443,115                                    6,486,357
   Stock issuance costs. . .                                         (1,777,835)                                  (1,777,835)
   Issuance of common
     stock for KRSI merger .            2,041,189         20,412      3,041,372                                    3,061,784
   Exercise of warrant . . .              197,079          1,971            529                                        2,500
   Compensation cost on
     warrants. . . . . . . .                                            621,742                                      621,742
   Dividends . . . . . . . .                                                        (2,459,253)                   (2,459,253)
   Net loss. . . . . . . . .                                                        (2,211,005)                   (2,211,005)
   Change in par value of
     stock . . . . . . . . .                          (1,198,016)     1,198,016
                                    -------------  -------------  -------------  -------------  -------------  -------------
BALANCE,
   DECEMBER 31, 1996 . . . .           13,010,947    $   130,109 $   10,639,439  $  (7,344,031)                $   3,425,517
                                    -------------  -------------  -------------  -------------  -------------  -------------
                                    -------------  -------------  -------------  -------------  -------------  -------------

             See accompanying notes to consolidated financial statements.

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                     1996               1995           1994
                                                 --------------   ------------   --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
     Net income (loss) . . . . . . . . . . .     $   (2,211,005)  $    402,592   $   (1,030,513)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
       Depreciation and amortization . . . .            557,683        429,665          400,775
       Loss (gain) on sale of property and
          equipment. . . . . . . . . . . . .                             1,894              298
       Minority interest in (income) loss of
          subsidiaries . . . . . . . . . . .            (94,172)       243,055         (148,048)
       Deferred income taxes . . . . . . . .         (1,089,248)       178,716          (81,970)
       Loss on disposal of discontinued
          operations . . . . . . . . . . . .                                            345,951
     Changes in operating assets and
       liabilities, net of business
       acquisition and disposition:
       Accounts receivable -- trade. . . . .            (66,999)     1,127,398          179,180
       Inventories . . . . . . . . . . . . .          1,044,819        885,297         (492,874)
       Prepaid royalty advances. . . . . . .            (91,257)       238,813         (416,345)
       Prepaid expenses and other current
          assets . . . . . . . . . . . . . .           (459,683)       131,704         (122,047)
       Due from affiliates . . . . . . . . .                                            326,907
       Accounts payable. . . . . . . . . . .          1,644,990       (798,639)       1,106,388
       Accrued expenses. . . . . . . . . . .           (700,746)      (383,989)        (276,834)
       Royalties payable . . . . . . . . . .           (446,531)      (837,271)         395,602
       Due to customers. . . . . . . . . . .              1,633         59,841          (29,953)
       Income taxes payable. . . . . . . . .            143,190       (212,645)        (154,909)
                                                   ------------   ------------     ------------
          Net cash (used in) provided by
            operating activities . . . . . .         (1,767,327)     1,466,431            1,308
                                                   ------------   ------------     ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Purchase of property and equipment. . .           (211,769)      (621,901)        (370,551)
     Proceeds from sale of property and
       equipment . . . . . . . . . . . . . .                            20,973            2,283
     Payment of merger costs . . . . . . . .           (612,375)
     Organization costs. . . . . . . . . . .            (10,377)
     Goodwill. . . . . . . . . . . . . . . .                                              6,434
     Deposits. . . . . . . . . . . . . . . .             34,535         (8,054)         (81,343)
                                                   ------------   ------------     ------------
     Net cash used in investing activities .           (799,986)      (608,982)        (443,177)
                                                   ------------   ------------     ------------
                                                                                           (CONTINUED)


            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES


                                                             YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                     1996             1995             1994
                                                 --------------   ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations .       $    (83,438)  $    (80,332)    $   (119,336)
     Borrowings from revolving line of
       credit. . . . . . . . . . . . . . . .            996,739                       4,332,454
     Payments on revolving line of credit. .                        (1,432,474)      (2,516,596)
     Borrowings on subordinated
       long-term debt. . . . . . . . . . . .                           750,000
     Payments on subordinated long-term
       debt. . . . . . . . . . . . . . . . .           (531,460)       (15,344)        (223,983)
     Issuance of note receivable . . . . . .          1,575,000
     Capital contribution. . . . . . . . . .          1,000,000
     Dividends paid. . . . . . . . . . . . .         (2,459,253)      (792,875)      (1,140,074)
     Issuance of common stock. . . . . . . .          6,486,357        500,000
     Stock issuance costs. . . . . . . . . .         (1,311,713)
     Proceeds from exercise of
       warrant . . . . . . . . . . . . . . .              2,500
     Repayment of note receivable from
       stockholder . . . . . . . . . . . . .                                            125,000
                                                   ------------   ------------     ------------
     Net cash provided by (used in)
       financing activities. . . . . . . . .          2,524,733     (1,071,025)         457,465
                                                   ------------   ------------     ------------

     NET (DECREASE) INCREASE IN
       CASH. . . . . . . . . . . . . . . . .            (42,580)      (213,576)          15,596
     CASH, BEGINNING OF PERIOD . . . . . . .             74,828        288,404          272,808
                                                   ------------   ------------     ------------

     CASH, END OF PERIOD . . . . . . . . . .       $     32,248   $     74,828     $    288,404
                                                   ------------   ------------     ------------
                                                   ------------   ------------     ------------

     SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
       Cash paid (received) during the
          period for:
          Interest . . . . . . . . . . . . .       $  1,378,366   $    752,172     $    646,227
          Income taxes . . . . . . . . . . .       $    (20,858)  $    (43,407)    $     67,500


                                                                                           (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING
TRANSACTIONS:

    Capital lease obligations of $43,504 were incurred when the Company entered into agreements for the purchase of new equipment in 1995.

    Effective August 28, 1996, the Company completed the acquisition of Kelly Russell Studios, Inc. ("KRSI"). The acquisition was accounted for as a purchase,
applying the provisions of Accounting Principles Board Opinion No. 16.   The
purchase cost was allocated to KRSI's assets and liabilities based on their relative fair values. The purchase cost and the net liabilities assumed have been allocated to goodwill as follows:


              Purchase cost equity                       $ 3,217,404
              Assets acquired                                799,563
              Liabilities assumed                         (1,540,780)
                                                         -----------
              Less net liabilities acquired                 (741,217)
                                                         -----------
              Plus OSP's portion of costs associated
                  with the KRSI Merger                       612,375
                                                         -----------
              Goodwill                                   $ 4,570,996
                                                         -----------

    Effective December 31, 1996, the Company completed the sale of its 51%
owned subsidiary, Stanley DeSantis, Inc ("SDI").   The sales price was allocated
to the assets and liabilities of SDI based on the percentage owned by OSP as well to other intercompany accounts as follows:




              Total consideration                       $  1,575,000
              Amounts due from SDI                          (235,000)
              Reimbursement of legal fees                     15,000
              Net assets of SDI                             (652,581)
                                                        ------------
              Gain on sale                              $    702,419
                                                        ------------
                                                        ------------

                                                                   (CONCLUDED)

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION -- Global One Distribution & Merchandising Inc. ("Global One") and subsidiaries (the "Company") design and produce licensed trend merchandise which is marketed for sale in gift and stationary stores, video stores, music stores, toy stores, book stores and mass retailers. The Company's products consist of posters, T-shirts, framed wall decor, buttons, key chains, stickers, collectible movie scripts and sports related collectible art. These products incorporate primarily licensed images and characters from motion pictures, television, comic books, music, sports and popular culture.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Global One, its 100%-owned subsidiaries, OSP Publishing, Inc. ("OSP") (and its division, Top Banana, which was discontinued in 1994 - see
Note 15); BEx Corp. ("BEx"), which prior to the reorganization in August 1996 (see Note 2) was a 79%-owned subsidiary of OSP and operated under the name Button Exchange, Ltd.; Kelly Russell Studios, Inc. ("KRSI"), which was acquired on August 28, 1996; and its 51%-owned subsidiary, Stanley DeSantis, Inc. ("SDI"), which was acquired during 1993 and sold on December 31, 1996 (see Note
3). All material intercompany transactions have been eliminated in consolidation. See Note 2 for a description of the transactions pursuant to which, among other things, the Company was reorganized and acquired KRSI on August 28, 1996.

    USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments consist primarily of accounts receivable and payable, and debt instruments. The carrying values of all financial instruments, other than debt instruments, are representative of their fair values due to their short maturities. The carrying values of the Company's bank debt instruments are considered to approximate their fair values because the interest rates of these instruments are based on variable reference rates. Management believes that the fair value of subordinated debt would not differ significantly from the carrying amount at December 31, 1996 and 1995.

    CONCENTRATION OF CREDIT RISK -- Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the large number of entities composing the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

    SIGNIFICANT LICENSORS AND CUSTOMERS -- Disney Enterprises, Inc. represented approximately 10%, 22% and 31% of net sales of products in 1996, 1995 and 1994, respectively, and in 1996, Warner Brothers represented approximately 12% of net sales of products. Sales to one and two customers each accounted for approximately 10% of net sales during 1996 and 1995, respectively.

    INVENTORIES -- Inventories, consisting primarily of posters, stickers and trend gift items, are valued at the lower of cost or market, with cost determined on the first-in, first-out method.

    ROYALTIES -- The Company has entered into license agreements with various companies requiring payment of royalties. At the inception of the license term, minimum royalty payments are accounted for as prepaid royalty advances. These prepaid royalties are charged to operations based on the related product sales or license term.

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets, which range from two to ten years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or estimated useful life, whichever is shorter.

    GOODWILL -- Goodwill from the acquisition of KRSI in August 1996 and from BEx represents the excess cost over the fair value of net assets acquired and is being amortized over useful lives ranging from five to ten years using the straight-line method. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company determines the recoverability of the goodwill based on the expected future cash flows, on an undiscounted basis, of KRSI and BEx. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this statement in 1996 did not have an effect on the Company's consolidated financial statements.

    COMMON STOCK - In connection with the organization of Global One as the parent company of OSP (see Note 2), the stockholders of OSP received 6,448,442 shares of common stock of Global One in exchange for the outstanding common stock of OSP. All share information in the accompanying financial statements has been retroactively adjusted to reflect this exchange.

    NET SALES -- Revenue is recognized when goods are originally shipped. The Company allows customers to return purchased goods only in exchange for other goods. Customer credits for goods returned but not yet exchanged for other goods are included in the accompanying balance sheet as "Due to customers." The Company provides for estimated returns when the products are shipped to its customers.

    INCOME TAXES -- Until the transactions in August 1996, OSP had elected to be treated as an S Corporation for federal and California state income tax purposes. Pursuant to these elections, the income of OSP was included in the income tax returns of its stockholders. Consequently, no provision for federal income taxes was recorded in the accompanying financial statements for OSP prior to August 1996. However, under California state law, an income tax equal to 1.5% of income before tax is imposed upon an S corporation and is provided for in the accompanying financial statements.

    Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

2.   MERGER AND PRIVATE PLACEMENT

    On March 27, 1996, OSP entered into an agreement to acquire KRSI, a publicly-traded entity. Global One was formed to serve as a holding company for OSP and its subsidiaries and to acquire KRSI. On August 28, 1996, the Company acquired KRSI through a merger of KRSI into a wholly owned subsidiary of the Company (the "KRSI Merger"). In connection with the KRSI Merger, the Company issued 2,041,189 shares of Common Stock to the former shareholders of KRSI. Concurrently with the KRSI Merger, the Company acquired its affiliates, OSP Publishing, Inc. ("OSP") and The Button Exchange, Inc., through a merger of those companies into wholly owned subsidiaries of the Company (the "Reorganization"). In connection with the Reorganization, the Company issued 6,448,442 shares to the former shareholders of OSP. Also concurrently with the KRSI Merger and the Reorganization, the Company issued 4,324,238 shares of Common Stock to investors in a private placement (the

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


"Private Placement" and, together with the "KRSI Merger" and the "Reorganization," the "Transactions"). Net proceeds (less commissions and expenses and distributions) to the Company as a result of the Private Placement were $2,824,000. The Company's Common Stock commenced trading on the NASDAQ SmallCap Market effective August 28, 1996.

3.  SALE OF SDI AND PRO FORMA RESULTS OF OPERATION

    In 1996, OSP entered into an agreement with the minority shareholder and President of SDI under which the minority shareholder had an option to purchase the 51% ownership of SDI held by OSP at a determined price. Effective December 31, 1996, the minority shareholder exercised the option and purchased the 51% of the common stock of SDI held by OSP for total consideration of $1,575,000. The Company's original investment in SDI in 1993 was $50,000. The purchase price was allocated to certain intercompany accounts receivable and payable and the net gain after the reduction in the net assets of SDI consolidated with the Company totaled $702,719. The purchase price was evidenced by a promissory note secured by the stock previously held by OSP and was paid in two installments with the final installment received in February 1997. The consolidated financial statements of the Company include the statement of operations for SDI for all periods presented. The consolidated balance sheet at December 31,1996 reflects the sale of SDI.

Summarized financial information for SDI (in thousands) is as follows:

                                        Year Ended December 31,
                                --------------------------------------
                                  1996           1995           1994
                                --------       --------       --------
Net sales. . . . . . . . . .    $17,634        $10,140        $11,096
Net income (loss). . . . . .       (192)           556           (327)
Total assets . . . . . . . .      2,911          2,256
Total liabilities. . . . . .      1,646          1,095

    As noted in Note 2, the Company merged with a public entity, effective August 28, 1996. The following table sets forth (in thousands, except per share data) the unaudited pro forma results of operations as if the acquisition of KRSI and disposition of SDI were consummated at the beginning of 1995. The unaudited results of operations data consists of historical results of the Company as adjusted to give effect to (1) amortization of the excess of the purchase price over the net assets acquired for KRSI, (2) elimination of the gain on sale of SDI in 1996, (3) elimination of the allocation of the profit
(loss) to the minority shareholder of SDI and (4) pro forma effect of income taxes as if OSP had been taxed as a C Corporation. The unaudited pro forma results of operations do not include cost reductions from the elimination of duplicated operating expenses such as personnel, rent and warehouse operations. The unaudited pro forma weighted average number of common and common equivalent shares outstanding give effect to the Transactions described in Note 2 for all periods presented.


                                                      Years Ended December 31,
                                                      ------------------------
                                                         1996           1995
                                                       --------       --------
Net sales . . . . . . . . . . . . . . . . . . . .       $26,564        $30,902
Cost of sales . . . . . . . . . . . . . . . . . .        16,187         17,398
                                                       --------       --------
Gross profit. . . . . . . . . . . . . . . . . . .        10,377         13,504
Operating expenses. . . . . . . . . . . . . . . .        15,232         15,313
                                                       --------       --------
Operating income. . . . . . . . . . . . . . . . .        (4,855)        (1,809)
Interest expense. . . . . . . . . . . . . . . . .         1,071            683
                                                       --------       --------

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Loss before taxes . . . . . . . . . . . . . . . .        (5,926)        (2,492)
Provision (benefit) for income taxes. . . . . . .          (672)           114
                                                       --------       --------
Net loss. . . . . . . . . . . . . . . . . . . . .      $ (5,254)      $ (2,606)
                                                       --------       --------
                                                       --------       --------
Net loss per share. . . . . . . . . . . . . . . .      $  (0.40)      $  (0.20)
                                                       --------       --------
                                                       --------       --------
Weighted average shares outstanding . . . . . . .        13,011         13,011
                                                       --------       --------
                                                       --------       --------

4.   ACCOUNTS RECEIVABLE

    Stanley DeSantis, Inc. sells substantially all of its accounts receivable to a factor under a continuing contract, cancelable upon written notice. In most cases, the factor approves the credit and the account is sold without recourse. In cases in which the factor does not approve the credit, Stanley DeSantis, Inc. bears the risk. At December 31, 1995, the receivables that were at the Company's risk were approximately $251,000. At December 31, 1995, amounts due from factor included in accounts receivable -- trade were $821,730. The factor, to the extent of any financing provided, holds a security interest in all accounts receivable and property of SDI. SDI was sold on December 31, 1996 to the minority stockholder.

5.   INVENTORIES

    Inventories consist of the following:

                                                             December 31,
                                                      ------------------------
                                                         1996           1995
                                                       --------       --------
    Products in process . . . . . . . . . . . . .   $   252,893    $   659,657
    Finished products . . . . . . . . . . . . . .     1,796,604      3,159,953
    Packaging materials . . . . . . . . . . . . .       511,106        246,402
                                                    -----------    -----------
                                                    $ 2,560,603    $ 4,066,012
                                                    -----------    -----------
                                                    -----------    -----------

6.   PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                             December 31,
                                                      ------------------------
                                                         1996           1995
                                                       --------       --------
Computer equipment. . . . . . . . . . . . . . . .   $   773,029    $   600,138
Machinery and equipment . . . . . . . . . . . . .       252,140        495,887
Furniture and fixtures. . . . . . . . . . . . . .       502,764        359,808
Leasehold improvements. . . . . . . . . . . . . .       468,597        462,597
Vehicles. . . . . . . . . . . . . . . . . . . . .        60,630         81,165
                                                    -----------    -----------
                                                      2,057,160      1,999,595
Less accumulated depreciation and amortization. .       907,385        813,796
                                                    -----------    -----------
Property and equipment, net . . . . . . . . . . .   $ 1,149,775    $ 1,185,799
                                                    -----------    -----------
                                                    -----------    -----------

    Included in the above is equipment under capitalized leases in the amounts of approximately $356,000 and $422,000 with accumulated depreciation of approximately $215,000 and $186,000 at December 31, 1996 and 1995, respectively.

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   NOTE RECEIVABLE -- STOCKHOLDER

    In 1992, OSP sold 1,002,444 shares of common stock to an officer of OSP in exchange for a $125,000 note receivable. In 1994, this note was repaid with proceeds received from a dividend declared by OSP.

8.   REVOLVING LINE OF CREDIT

    In February 1996, the Company refinanced its outstanding line of credit with a financial institution. The line of credit expires in February 1999 and provides for maximum borrowings of $7,500,000, subject to a borrowing base of approximately 75% of eligible accounts receivable and 45% of eligible finished goods inventory, as defined. The outstanding balance under the line of credit bears interest at a bank's prime rate (8.5% at December 31, 1996) plus 1.75% and is payable monthly. The agreement also provides for $500,000 term loan subject to certain restrictions and a $200,000 for standby letters of credit which may be drawn upon and reduce the available borrowings under the line of credit. The borrowings under the line of credit are collateralized by substantially all of the assets of the Company and a certificate of deposit held by a third party, in an amount of at least $500,000, to be held at a bank designated by the financial institution. The line of credit line is personally guaranteed by the principal stockholders/officers and contains various restrictive covenants including a current and interest coverage ratio requirement, minimum level of tangible net worth, and limits the incurrence of additional indebtedness, capital
expenditures and payments of distributions.   As of December 31, 1996, the
Company was in compliance with its financial covenants.

9.   SUBORDINATED LONG-TERM DEBT

    Subordinated long-term debt is payable to the former owner of the Company and is collateralized by all of the Company's assets. Interest is calculated at prime plus 2% per annum, unless prime plus 2% shall equal or exceed 10% per annum, in which case interest shall accrue at the higher of (1) the prime interest rate, or (2) 10% per annum. The Company is required to pay monthly principal payments of $25,000 plus accrued interest until October 1, 1998, at which time the remaining principal balance is due. The note is due on demand if there is a sale of more than 50% of the Company's outstanding stock. The note is subordinated to all business debt now or hereinafter incurred by the Company.

    In addition, in 1995, the Company obtained subordinated debt financing from a vendor totaling $750,000, which bears interest at 10% per annum. In connection with the Transactions, the vendor purchased 250,000 shares of common stock and the Company repaid $375,000 of the outstanding loan balance. The remaining balance of the loan was repaid in February 1997 from the proceeds of the sale of SDI. The borrowings were collateralized by a security interest in all of the assets of the Company.

    The Company also entered into a minimum purchase agreement with the vendor, whereby it agreed to purchase or procure a minimum of 75% of its total printing from the vendor, and the minimum amount payable to the vendor for printing shall not be less than $2,500,000 per year.

    Future minimum payments of subordinated long-term debt are summarized as follows:

YEAR ENDING
DECEMBER 31,
------------
    1997 . . . . . . . . . . . . . . . . . . . . . . .    $   675,000
    1998 . . . . . . . . . . . . . . . . . . . . . . .      1,731,904
                                                          -----------

         Total. . . . . . . . . . . . . . . . . . . .     $ 2,406,904
                                                          -----------
                                                          -----------

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  CAPITALIZED LEASE OBLIGATIONS

    The Company has various capitalized lease obligations payable in monthly installments of $9,438, including interest at rates ranging from 7.5% to 17.3% per annum. The capitalized lease obligations are due at various dates through September 1999 and are collateralized by property and equipment. Future minimum lease payments are as follows:


DECEMBER 31,
------------
    1997 . . . . . . . . . . . . . . . . . . . .       $ 109,409
    1998 . . . . . . . . . . . . . . . . . . . .          57,200
    1999 . . . . . . . . . . . . . . . . . . . .           3,939
                                                       ---------
                                                         170,548
    Less amount representing interest. . . . . .          19,682
                                                       ---------

    Net minimum lease payments . . . . . . . . .         150,866
    Less amount due in one year. . . . . . . . .          95,254
                                                       ---------
    Long-term obligations under capital leases .      $   55,612
                                                       ---------
                                                       ---------


11.  COMMITMENTS AND CONTINGENCIES

    LEASES -- The Company leases facilities and equipment from nonaffiliated and affiliated parties under noncancelable operating leases expiring through June 2005. Amounts paid to affiliated parties during 1996, 1995 and 1994 were approximately $60,000, $66,000 and $194,000, respectively.

    Future minimum rental commitments (excluding taxes, insurance and other occupancy expenses) under noncancelable leases are as follows:


YEAR ENDING
DECEMBER 31,
------------
    1997 . . . . . . . . . . . . . . . . . . . .     $   466,026
    1998 . . . . . . . . . . . . . . . . . . . .         489,099
    1999 . . . . . . . . . . . . . . . . . . . .         480,720
    2000 . . . . . . . . . . . . . . . . . . . .         479,119
    2001 . . . . . . . . . . . . . . . . . . . .         478,525
    Thereafter . . . . . . . . . . . . . . . . .       1,796,986
                                                     -----------
         Total . . . . . . . . . . . . . . . . .     $ 4,190,475
                                                     -----------
                                                     -----------


    Rent expense was approximately $597,000, $525,000 and $367,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    OTHER -- The Company is involved in litigation arising in the normal course of business. It is the opinion of management that the disposition of such actions will not materially affect the financial position or results of operations of the Company.

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  INCOME TAXES AND PRO FORMA INCOME TAXES

    The components of income tax expense are as follows:



                               YEARS ENDED DECEMBER 31,
                       -------------------------------------
                          1996           1995           1994
                      -----------    -----------    -----------
Current:
     Federal. . . .   $    37,470    $  (250,359)   $   125,174
     State. . . . .       (39,520)        (5,693)        72,413
                      -----------    -----------    -----------
                           (2,050)      (256,052)       197,587
                      -----------    -----------    -----------

Deferred:
     Federal. . . .      (817,744)       151,314        (69,904)
     State. . . . .      (233,312)        27,402        (12,066)
                      -----------    -----------    -----------
                       (1,051,056)       178,716        (81,970)
                      -----------    -----------    -----------
          Total . .   $(1,053,106)   $   (77,336)   $   115,617
                      -----------    -----------    -----------
                      -----------    -----------    -----------


              Deferred income taxes consist of the following:

                                                    DECEMBER 31,
                                              -----------------------
                                                1996         1995
                                             ----------   ----------
Allowance for doubtful accounts and returns  $1,077,658    $  63,749
Inventory reserve . . . . . . . . . . . . .     362,659       83,175
Inventory cost capitalization . . . . . . .     128,570       35,018
Net operating loss carryforwards. . . . . .     579,498            -
Other . . . . . . . . . . . . . . . . . . .      20,640        4,562
                                             ----------   ----------
          Deferred tax assets . . . . . . .   2,169,025      186,504
                                             ----------   ----------
Management fee income . . . . . . . . . . .    (333,250)           -
Accrued vacation liability. . . . . . . . .     (65,643)           -
Depreciation. . . . . . . . . . . . . . . .     (21,500)     (49,588)
                                             ----------   ----------
          Deferred tax liabilities. . . . .    (420,393)     (49,588)
          Valuation allowance . . . . . . .    (659,385)     (98,725)
                                             ----------   ----------
          Net deferred tax assets . . . . .   1,089,247       38,191
                                             ----------   ----------
                                             ----------   ----------


    The change in the valuation allowance of $560,660 in 1996 was a result of the composition of the deferred tax components.

    The Company's effective income tax rate differs from the federal statutory income tax rate due primarily to OSP's being taxed as an S corporation prior to the Transactions as discussed in Note 1 and the valuation allowance on certain deferred tax assets.

    At December 31, 1996, the Company has net operating loss carryforwards for Federal and State income tax purposes of approximately $1,500,000 and $750,000 which expire in 2011 and 2001, respectively.

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following information reflects the pro forma effect on income taxes as if OSP's earnings from continuing operations had been subject to federal and state income taxes as a C Corporation for all periods presented:

                                YEARS ENDED DECEMBER 31,
                        ----------------------------------------
                            1996          1995           1994
                        ----------     ----------     ----------
Current:
     Federal. . . .              -      $ 264,417       $ 13,511
     State. . . . .        $ 3,200        117,117         32,705
                        ----------     ----------     ----------
                             3,200        381,534         42,216

Deferred:
     Federal. . . .       (495,065)      (196,484)       (69,263)
     State. . . . .       (179,792)       (71,214)       (20,226)
                        ----------     ----------     ----------
                          (674,857)      (267,698)       (89,489)
                        ----------     ----------     ----------
          Total . .    $  (671,657)     $ 113,836      $ (43,273)
                        ----------     ----------     ----------
                        ----------     ----------     ----------

    The pro forma income tax (benefit) provision on earnings from continuing operations subject to income taxes differs from the statutory federal income tax rate due to the following:



                                                                YEARS ENDED DECEMBER 31,
                                                        -------------------------------------
                                                           1996         1995         1994
                                                        -----------  -----------  -----------
Federal income taxes at the statutory rate . . . . .   $(1,141,816)   $  193,226  $   (99,681)
State income taxes, net of federal benefit . . . . .                      25,265       11,119
Permanent differences. . . . . . . . . .                    15,094        36,254       45,289
Losses for which no benefit was recognized . . . . .       455,065
Prior year under accrual . . . . . . . . . . . . . .                    (140,909)
                                                        -----------  -----------  -----------
                                                       $  (671,657)   $  113,836  $   (43,273)
                                                        -----------  -----------  -----------
                                                        -----------  -----------  -----------



    OSP's S Corporation election was terminated at the closing of the Transactions and the Company recognized a current deferred tax asset representing the cumulative temporary differences as of the termination date. This occurred on August 28, 1996, and the Company recorded a net deferred tax asset of approximately $1,089,000. Had the termination of the S Corporation election occurred on December 31, 1995, the Company would have recorded a net deferred tax asset as follows:

                                                                DECEMBER 31,
                                                                   1995
                                                                ------------
Deferred tax assets:
    Allowance for sales returns . . . . . . . . . . . . . .     $  464,328
    Allowance for doubtful accounts . . . . . . . . . . . .        170,797
    Inventory reserve . . . . . . . . . . . . . . . . . . .        228,215
    Inventory capitalization. . . . . . . . . . . . . . . .        112,201
    Other . . . . . . . . . . . . . . . . . . . . . . . . .         10,796
                                                                ----------
                                                                   986,337
                                                                ----------
Deferred tax liabilities -- State deferrals . . . . . . . .        (59,271)
                                                                ----------
Net deferred tax asset. . . . . . . . . . . . . . . . . . .     $  927,066
                                                                ----------
                                                                ----------

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. STOCK OPTIONS AND WARRANTS

    The Company adopted the 1996 Stock Option Plan which provides that options to purchase up to 2,000,000 shares of common stock may be issued to employees, directors and consultants. Options may be granted under the plan at prices which are equal to or greater than the fair market value of the shares at the date of
grant.   The options become exercisable over a period of time as determined by the Board of Directors and generally expire ten years from the date of grant or earlier upon termination of employment or directorship.

    In connection with the merger with KRSI, the Company also assumed 403,675 outstanding stock options under KRSI's stock option plan in connection with the two-for-one stock exchange as described in Note 2.

    The following summarizes activity in the 1996 Stock option Plan and the KRSI Stock Option Plan since August 28, 1996:

                                              AGGREGATE        EXERCISE
                                   NUMBER   EXERCISE PRICE  PRICE PER SHARE
                                   ------   --------------  ---------------
Assumed. . . . . . . . .          403,675    $ 1,159,038    $1.50 - $5.00
Granted. . . . . . . . .        1,821,000      2,731,500     1.50
Forfeited. . . . . . . .         (155,000)      (232,500)    1.50
                              -----------    -----------    -------------
Balance December 31,
  1996 . . . . . . . . .        2,069,675    $ 3,658,038    $1.50 - $5.00
                              -----------    -----------    -------------
                              -----------    -----------    -------------


    As of December 31, 1996, options to purchase 589,900 shares were exercisable under the 1996 Stock Option Plan.

    The Company issued warrants to purchase 1,098,672 shares of common stock at an exercise price of $1.50 per share to various consultants in connection with the Transactions. In addition, the Company assumed 175,667 outstanding warrants
of KRSI in the two-for-one stock exchange.   The warrants have exercise prices
ranging from $1.98 to $8.40 per share, are all exercisable and expire between 1997 and 2005.

    In August 1996, 197,079 warrants issued in 1989 were exercised for total proceeds of $2,500.

    The Company accounts for stock option and warrant grants in accordance with Accounting Principles Board opinion No. 25. Had compensation cost for stock option grants been calculated using the fair market value provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                          1996
                                                      ------------

    Pro forma net loss - as reported. . . . . . . .   $(2,592,454)
    Pro forma net loss - pro forma for FAS 123. . .   $(2,772,427)

    Primary EPS - as reported . . . . . . . . . . .   $     (0.26)
    Primary EPS - pro forma for FAS 123 . . . . . .   $     (0.28)

    The pro forma effect on net income for 1996 is not necessarily representative of the pro forma effect on net income for future years since the pro forma compensation costs relate only to stock options granted during 1996.

    The fair value of the stock options and warrants granted and issued during 1996 was determined using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rate of 6.7%; expected option life of 5 years; volatility of 62.9%; and no dividend yield.

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Option and warrant groups outstanding at December 31, 1996 and related option and warrant information follows:


                                                    Wtd. Avg.                   Options/
                                  Number            Remaining      Wtd. Avg.    Warrants          Wtd. Avg
                                  Outstanding at    Contractual    Exercise     Exercisable at    Exercise
Range of Exercise Prices:         12/31/96          Life           Price        12/31/96          Price
                                  --------          ----           -----        --------          -----
$1.50                             1,666,000         10 Years       $1.50        385,000           $1.50
$1.50 to $8.40                      579,342          8 Years       $3.31        424,567           $3.34

    In connection with the Transactions, certain consultants and the investment banker received an aggregate of 1,098,672 warrants to purchase the Company's
Common Stock at $1.50 per share.   The fair value of these warrants was computed
as described above and $155,623 of fair value was recorded as additional
goodwill and $466,119 was recorded as stock issuance costs.   The total of
$621,742 has been recorded as additional paid-in capital as an addition to stockholders' equity in the accompanying financial statements.

14.  RELATED PARTY TRANSACTIONS

    Effective December 1996, OSP's principal stockholder agreed to rescind $1,000,000 in dividends that had been previously declared which has been reflected as an addition to paid-in capital in the accompanying financial statements.

    The Company's principal stockholder has a 26% equity interest in Press One, a printing company majority owned by the former owner of the Company. The Company purchased approximately $654,000, $997,000 and $1,355,000 of printing services from Press One in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the Company owed approximately $264,000 and $278,000, respectively, to Press One.

    The Company's principal stockholder is also a shareholder in Pyramid Licensing which represents licensors of properties, some of whom may license such properties to OSP. OSP has guaranteed Pyramid Licensing's performance under a lease agreement for which the annual commitment is $46,000. OSP has also paid certain expenses on behalf of Pyramid Licensing, mainly consulting fees, totaling approximately $147,000.

    The former owner of the Company owned the main facilities from which the Company conducted its operations. These facilities were under operating leases that expired December 31, 1994. The Company moved its main facilities in April 1995 to their present location whose lease is with an unaffiliated entity.

    The Company pays commissions to an outside agency of sales representatives. The outside agency pays to Joseph C. Angard and Michael A. Malm, Global One's Chairman of the Board and Chief Executive Officer and Chief Operating Officer, respectively, a consulting fee on the basis of commissions received from the Company. The Company paid approximately $368,000, $640,000 and $751,000 of commissions to the outside agency in 1996, 1995 and 1994, respectively.

    During January 1994, in exchange for the release from certain guarantees, OSP received 2,900 additional shares of Button Exchange, Ltd. (the predecessor of BEx Corp.) common stock from a minority stockholder, increasing its ownership to 79%. In connection with the reorganization (Note 2), in 1996, Global One acquired the remaining 21% of The Button Exchange, Ltd.

    In addition, the Company has advanced funds to its majority stockholders, who in turn advanced the funds to certain affiliated companies. During 1994, the balance of these advances, $324,998, was repaid with proceeds received in the form of a dividend from the Company.

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  DISCONTINUED OPERATIONS

    During fiscal 1994, the Company committed to a formal plan to phase out and dispose of its division, Top Banana, a distributor of licensed battery operated electronic products. The phase-out and ultimate sale of the remaining assets have been substantially completed.

    The loss on disposition of the division has been accounted for as discontinued operations. Revenues of the division for 1996, 1995 and 1994 were $5,000, $1,174,000 and $3,532,000, respectively.

16.  PRO FORMA NET INCOME PER SHARE

    In connection with the organization of Global One as the parent company of OSP, the stockholders of OSP received 6,448,442 shares of common stock of Global One in exchange for the common stock outstanding at December 31, 1995. The pro forma weighted average shares outstanding assumes that this exchange had occurred throughout the periods presented, includes the dilutive common equivalent shares from stock warrants (using the treasury stock method) and also gives effect to 1,963,799 and 1,393,550 shares in 1996 and 1995, respectively, deemed to be outstanding. These shares represent the approximate number of shares deemed to be sold by the Company (at the net offering proceeds of $1.20 and $1.26 per share in 1996 and 1995, respectively) to fund the S corporation distribution of $2,350,000 and $1,750,000 in 1996 and 1995, respectively that was declared prior to the closing of the KRSI acquisition and private placement offering and was paid from the proceeds of the offering. Common and common equivalent shares issued during the 12-month period prior to the offering have been included in the calculation using the treasury stock method as if they were outstanding for all periods presented.

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                      (Charge)/
                                       Balance at     Credited to    Charged to                    Balance
                                       Beginning      Costs and      Other                         at End of
Classification                         of Period      Expenses       Accounts       Deductions     Period
--------------                         ---------      --------       --------       ----------     ------
Allowance for doubtful accounts
and returns:
   Year ended December 31, 1994        $  (728,085)   $  (234,581)   $         -    $         -    $  (962,666)
   Year ended December 31, 1995           (962,666)      (682,031)                                  (1,644,697)
   Year ended December 31, 1996         (1,644,697)      (862,196)                                  (2,506,893)
Reserve for inventory:
   Year ended December 31, 1994           (369,000)                                      12,441       (356,559)
   Year ended December 31, 1995           (356,559)      (220,496)                                    (577,055)
   Year ended December 31, 1996           (577,055)      (823,504)                      557,167       (843,392)

                                                                     (CONCLUDED)