Form 10-Q
period 1997-03-31
GLOBAL ONE DISTRIBUTION & MERCHANDISING INC
filed 1997-05-15
CIK 1014664

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED:                              COMMISSION FILE NUMBER:
    MARCH 31, 1997                                      000-21049
    ----------------------                              -----------------------

                   Global One Distribution & Merchandising Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                      95-4578632
    ---------------------------------             -----------------------------
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

                   YES      X                 NO
                       -----------               ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
    Class                                          at May  9, 1997
    -----                                          ---------------
    Common Stock, $.01 PAR VALUE                   13,011,947

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                                  TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION

  Item 1. FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of March 31, 1997
               (Unaudited) and December 31, 1996. . . . . . . . . . . . . .               3

               Consolidated Statements of Operations for the Three
               Months Ended March 31, 1997 and 1996
               (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .               5

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1997 and 1996
               (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .               7

               Notes to Unaudited Consolidated
               Financial Statements . . . . . . . . . . . . . . . . . . . .               9

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . .               11


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .               17

     Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .               17

     Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . . .               17

     Item 4.   Submission of Matters to a Vote of Security Holders. . . . .               17

     Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .               17

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .               18

                                              -2-

                              PART I.  FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     1997          1996
                                                                               ------------   --------------
CURRENT ASSETS:
  Cash.................................................................        $              $     32,248
  Accounts receivable -- trade, net of allowance for doubtful
    Accounts and returns of $2,593,328 and $2,506,893 at March 31,
    1997 and December 31, 1996, respectively...........................           3,670,307      4,667,818
  Inventories (Note 2).................................................           1,764,003      2,560,603
  Prepaid royalty advances.............................................             736,486        576,347
  Prepaid expenses and other current assets............................             579,946        643,791
  Note receivable......................................................                   -      1,575,000
  Deferred income taxes................................................           1,089,248      1,089,248
                                                                               ------------   --------------
     Total current assets..............................................           7,839,990     11,145,055

Property and equipment, net............................................           1,227,453      1,149,775

GOODWILL, net of accumulated amortization of $353,921 and $222,724
  at March 31, 1997 and December 31, 1996, respectively................           4,419,334      4,550,531

DEPOSITS...............................................................             197,753        189,659
                                                                               ------------   --------------
TOTAL..................................................................        $ 13,684,530   $ 17,035,020
                                                                               ------------   --------------
                                                                               ------------   --------------


                                                                    (CONTINUED)

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  MARCH 31,          DECEMBER 31,
                                                                    1997                1996
                                                               --------------      --------------
                                                                 (UNAUDITED)
CURRENT LIABILITIES:
  Revolving line of credit...................................  $  2,991,426                 -
  Accounts payable...........................................     3,924,803        $  4,826,256
  Accrued expenses...........................................     1,709,480             723,016
  Royalties payable..........................................     1,143,861           1,382,549
  Due to customers...........................................       148,314             253,536
  Income taxes payable.......................................        53,042              53,042
  Current maturities of:
     Capitalized lease obligations...........................       100,041              95,254
     Subordinated long-term debt.............................       300,000             675,000
                                                               --------------      --------------
          Total current liabilities..........................    10,370,967           8,008,653
                                                               --------------      --------------

REVOLVING LINE OF CREDIT.....................................                         3,813,334
CAPITALIZED LEASE OBLIGATIONS,
     less current maturities.................................        75,170              55,612
SUBORDINATED LONG-TERM DEBT,
     less current maturities.................................     1,731,904           1,731,904
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized, 30,000,000
     shares, issued and outstanding, 13,011,947 and 13,010,947
     shares at March 31, 1997 and December 31, 1996,
     respectively............................................       130,119             130,109
  Additional paid-in capital.................................    10,640,929          10,639,439
  Accumulated deficit........................................    (9,264,559)         (7,344,031)
                                                               --------------      --------------
          Total Stockholders' equity.........................     1,506,489           3,425,517
                                                               --------------      --------------
TOTAL........................................................  $ 13,684,530        $ 17,035,020
                                                               --------------      --------------
                                                               --------------      --------------


                                                                   (CONCLUDED)


See notes to consolidated financial statements.

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)



                                       THREE MONTHS ENDED MARCH 31,
                                      -----------------------------
                                           1997          1996
                                      ------------    -------------
NET SALES........................      $5,126,536     $8,940,658
                                      ------------    -------------
COST OF SALES:
  Cost of goods sold.............       2,048,858      4,347,317
  License and royalty expense....         689,426        922,206
                                      ------------    -------------
    Total cost of sales..........       2,738,284      5,269,523
                                      ------------    -------------
GROSS PROFIT.....................       2,388,252      3,671,135
                                      ------------    -------------
OPERATING EXPENSES:
  Warehouse and selling..........       1,782,927      2,351,868
  Warehouse relocation (Note 6)..       1,080,000           -
  General and administrative.....       1,249,153      1,452,981
                                      ------------    -------------
    Total operating expenses.....       4,112,080      3,804,849
                                      ------------    -------------
OPERATING LOSS...................      (1,723,828)      (133,714)
INTEREST EXPENSE.................         196,443        267,659
                                      ------------    -------------
LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST..............      (1,920,271)      (401,373)
INCOME TAX PROVISION.............             257         67,323
                                      ------------    -------------
LOSS BEFORE MINORITY INTEREST....      (1,920,528)      (468,696)
MINORITY INTEREST IN INCOME
  OF SUBSIDIARIES................                        (45,420)
                                      ------------    -------------
NET LOSS.........................   $  (1,920,528)   $  (514,116)
                                      ------------    -------------
                                      ------------    -------------


                                                                    (CONTINUED)

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                                     (UNAUDITED)


                                              THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------
                                                1997                1996
                                         ---------------       --------------
NET LOSS DATA (1996 PRO FORMA):
 Loss before income taxes, as reported..  $  (1,920,271)        $  (401,373)
 Provision (benefit) for income taxes...            257             (85,114)
 Minority interest in income of
   subsidiaries.........................                            (45,420)
                                          --------------        -------------
     Net loss...........................  $  (1,920,528)        $  (361,679)
                                          --------------        -------------
                                          --------------        -------------

NET LOSS PER SHARE (1996 PRO
 FORMA) (Note 5):
 Loss from operations...................  $       (0.15)        $     (0.04)
 Minority interest in income of
   subsidiaries.........................                              (0.01)
                                          --------------        -------------
     Net loss...........................  $       (0.15)        $     (0.05)
                                          --------------        -------------
                                          --------------        -------------

 Weighted average shares outstanding....     13,011,947           8,036,602
                                          --------------        -------------
                                          --------------        -------------


                                                                   (CONCLUDED)

See notes to consolidated financial statements.

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)


                                                          THREE MONTHS ENDED MARCH 31,
                                                       --------------------------------
                                                             1997            1996
                                                       ---------------  ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss.........................................    $  (1,920,528)   $  (514,116)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization..................          237,423         89,393
    Provision for warehouse relocation.............        1,080,000           -
    Minority interest in income of
      subsidiaries.................................                          45,402
  Changes in operating assets and liabilities:
    Accounts receivable ...........................          997,511       (665,578)
    Inventories....................................          796,600       (920,516)
    Prepaid royalty advances.......................         (160,139)      (160,712)
    Prepaid expenses and other current
      assets.......................................           63,845       (214,386)
    Accounts payable...............................         (901,453)     1,236,382
    Accrued expenses...............................          (93,536)       147,904
    Royalties payable..............................         (238,688)       140,968
    Due to customers...............................         (105,222)       (47,023)
    Income taxes payable...........................                          60,140
                                                       ---------------  ---------------
      Net cash used in operating
        activities.................................         (244,187)      (802,142)
                                                       ---------------  ---------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of Property and Equipment.............         (125,798)       (78,175)
    Deposits.......................................           (8,094)        69,654
                                                       ---------------  ---------------
      Net cash used in investing
        activities.................................         (133,892)        (8,521)
                                                       ---------------  ---------------

                                                                   (CONTINUED)

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                                    (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                              --------------------------------
                                                     1997             1996
                                              ----------------  --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net (repayment) borrowings on line
   of credit...............................   $  (821,908)       $  1,204,931
 Payments on subordinated debt.............      (375,000)            (31,460)
 Proceeds of note receivable...............     1,575,000
 Dividends paid............................                           (39,974)
 Proceeds from exercise of stock
   options.................................         1,500
 Payment on capital lease obligations......       (33,761)            (19,884)
                                              ----------------  --------------
   Net cash provided by financing
    activities.............................       345,831           1,113,613
                                              ----------------  --------------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS................       (32,248)            302,950
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD......................        32,248              74,828
                                              ----------------  --------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD............................          -                377,778
                                              ----------------  --------------
                                              ----------------  --------------

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...............................   $   189,980        $    158,955
    Income taxes...........................          -           $      7,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
TRANSACTION

Capital lease obligations of approximately $58,000 were incurred in 1997 when the Company entered into an agreement for the purchase of new equipment.

                                                                    (CONCLUDED)

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Global One Distribution & Merchandising Inc. ("Global One" or the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 1997 and for the three-month period then ended.

Although the Company believes that the disclosure in the consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1996 audited statements were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that document.

The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                         MARCH 31,     DECEMBER 31,
                                          1997            1996
                                      ------------   ---------------

     Products in process              $    164,867   $    252,893
     Finished products                   1,188,419      1,796,604
     Packaging materials                   410,717        511,106
                                      ------------   ---------------
                                       $ 1,764,003     $2,560,603
                                      ------------   ---------------
                                      ------------   ---------------

3.   MERGER AND PRIVATE PLACEMENT

On March 27, 1996, OSP Publishing, Inc. ("OSP") entered into an agreement to acquire Kelly Russell Studios, Inc. ("KRSI"), a publicly-traded entity. Global One was formed to serve as a holding company for OSP and its subsidiaries and to acquire KRSI. On August 28, 1996, the Company acquired KRSI through a merger of KRSI into a wholly owned subsidiary of the Company (the "KRSI Merger"). In connection with the KRSI Merger, the Company issued 2,041,189 shares of Common Stock to the former shareholders of KRSI. Concurrently with the KRSI Merger, the Company acquired its affiliates, OSP and The Button Exchange, Inc., through a merger of those companies into wholly owned subsidiaries of the Company (the "Reorganization"). In connection with the Reorganization, the Company issued 6,448,442 shares to the former shareholders of OSP. Also concurrently with the KRSI Merger and the Reorganization, the Company issued 4,324,238 shares of Common Stock to investors in a private placement (the "Private Placement" and, together with the "KRSI Merger" and the "Reorganization," the "Transactions"). Net proceeds (less commissions and expenses and distributions) to the Company as a result of the Private Placement were $2,824,000. The Company's Common Stock commenced trading on the NASDAQ

SmallCap Market effective August 28, 1996.

4.   SALE OF SDI AND PRO FORMA RESULTS OF OPERATION

In 1996, OSP entered into an agreement with the minority shareholder and President of SDI under which the minority shareholder had an option to purchase the 51% ownership of SDI held by OSP at a determined price. Effective December 31, 1996, the minority shareholder exercised the option and purchased the 51% of the common stock of SDI held by OSP for total consideration of $1,575,000. The consolidated financial statements of the Company include the statement of operations for SDI for only the three months ended March 31, 1996. The
consolidated balance sheet at December 31,1996 reflected the sale of SDI.   Net
sales and the net income of SDI for the three months ended March 31, 1996 were approximately $4.1 million and $93,000, respectively.

As noted in Note 3, the Company merged with a public entity effective August 28, 1996. The following table sets forth (in thousands, except per share data) the unaudited pro forma results of operations as if the acquisition of KRSI and disposition of SDI were consummated at the beginning of 1996. The unaudited results of operations data consists of historical results of the Company as adjusted to give effect to (1) amortization of the excess of the purchase price over the net assets acquired for KRSI, (2) elimination of the allocation of the profit to the minority shareholder of SDI and (3) pro forma effect of income taxes as if OSP had been taxed as a C Corporation. The unaudited pro forma results of operations do not include cost reductions from the elimination of duplicated operating expenses such as personnel, rent and warehouse operations. The unaudited pro forma weighted average number of common and common equivalent shares outstanding give effect to the Transactions described in Note 3 for all periods presented.

                                            Three Months Ended
                                             March 31, 1996
                                             ---------------
    Net sales..............................   $  5,637
    Cost of sales..........................      2,947
                                             ---------------
    Gross profit...........................      2,690
    Operating expenses.....................      3,506
                                             ---------------
    Operating loss.........................       (816)
    Interest expense.......................        216
                                             ---------------
    Loss before taxes......................     (1,032)
    Provision for income taxes.............          2
                                             ---------------
    Net loss...............................   $ (1,034)
                                             ---------------
                                             ---------------
    Net loss per share.....................   $  (0.06)
                                             ---------------
                                             ---------------
    Weighted average shares outstanding....     12,994
                                             ---------------
                                             ---------------


5.  PRO FORMA NET LOSS PER SHARE

In connection with the organization of Global One as the parent company of OSP, the stockholders of OSP received 6,448,442 shares of common stock of Global One in exchange for the common stock outstanding at December 31, 1995. The pro forma weighted average shares outstanding for 1996 assumes that this exchange had occurred throughout the period presented, includes the dilutive common equivalent shares from stock warrants (using the treasury stock method) and also gives effect to 1,393,550 shares deemed to be outstanding in 1996. These shares represent the approximate number of shares deemed to be sold by the Company (at the net offering proceeds of $1.26 per share) to fund the S corporation distribution of $2,350,000 that was declared prior to the closing of the KRSI acquisition and private placement offering and was paid from the proceeds of the offering. Common and common equivalent shares issued during the 12-month period prior to the offering have been included in the calculation using the treasury stock method as if they were outstanding for all periods presented.

6.   WAREHOUSE RELOCATION

Effective March 31, 1997, the Company agreed to a plan to outsource its warehouse facility including the inventory, distribution and shipping functions
as well as certain accounting functions.   The accrual recorded in the financial
statements as of March 31, 1997 includes the estimated costs of employee severance arrangements and accrued but unpaid vacation time for employees to be terminated. It also includes the estimated physical moving and relocation costs as well as the write-off of leasehold improvements at the Company's current warehouse location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

    The business of the Company is conducted through the Company's subsidiaries, OSP Publishing, Inc. ("OSP"), BEx Corp. ("BEx") and, since August 28, 1996, Kelly Russell Studios, Inc. ("KRSI"), each of which conducts a distinct business. OSP develops and markets posters incorporating primarily licensed images and characters from motion pictures, television, animation, music, sports and popular culture. BEx develops and markets licensed and non-licensed buttons, key rings and stickers. KRSI creates, markets and distributes sports related art for the collectible market. Prior
to 1997, the Company owned 51% of Stanley DeSantis, Inc. ("SDI").   SDI was
sold on December 31, 1996 to the minority stockholder.   SDI developed and
marketed licensed and non-licensed T-shirts, sweatshirts, hats, boxer shorts and mugs.

The following tables set forth the net sales, total cost of sales and gross profit of OSP, SDI, KRSI, BEx and the Company for the three months ended March 31, 1996 and 1997.


                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH  31,
                                     ----------------------------------------------------
                                              1996                           1997
                                     ----------------------        ----------------------
                                                     % of                          % of
                                      AMOUNT        SALES            AMOUNT       SALES
                                     --------      --------        ---------     --------
                                                        (DOLLARS IN MILLIONS)
NET SALES
  OSP.............................   $ 4.6          100.0%         $  4.8         100.0%
  SDI (1).........................     4.1          100.0             0.0         100.0
  KRSI (2)........................     0.0            0.0             0.2           0.0
  BEx.............................     0.2          100.0             0.1         100.0
                                     --------                      ---------
  Company.........................   $ 8.9          100.0          $  5.1         100.0
                                     --------                      ---------
                                     --------                      ---------
COST OF GOODS SOLD
  OSP.............................   $ 1.8           39.1          $  1.8          37.5
  SDI (1).........................     2.4           58.5             0.0           0.0
  KRSI (2)........................     0.0            0.0             0.1          50.0
  BEx.............................     0.1           50.0             0.1         100.0
                                     --------                      ---------
  Company.........................   $ 4.3           48.3          $  2.0          39.2
                                     --------                      ---------
                                     --------                      ---------
LICENSE AND ROYALTY EXPENSE
  OSP.............................   $ 0.6           13.0          $  0.7          14.6
  SDI (1).........................     0.3            7.3             0.0           0.0
  KRSI (2)........................     0.0            0.0             0.0           0.0
  BEx.............................     0.0            0.0             0.0           0.0
                                     --------                      ---------
  Company.........................   $ 0.9           10.1          $  0.7          13.7
                                     --------                      ---------
                                     --------                      ---------
TOTAL COST OF SALES
  OSP.............................   $ 2.4           52.2          $  2.5          52.1
  SDI (1).........................     2.7           65.9             0.0           0.0
  KRSI (2)........................     0.0            0.0             0.1          50.0
  BEx.............................     0.1           50.0             0.1         100.0
                                     --------                      ---------
  Company.........................   $ 5.2           58.4          $  2.7          52.9
                                     --------                      ---------
                                     --------                      ---------



GROSS PROFIT
  OSP.............................   $ 2.2           47.8          $  2.3          47.9
  SDI (1).........................     1.4           34.1             0.0           0.0
  KRSI (2)........................     0.0            0.0             0.1          50.0
  BEx.............................     0.1           50.0             0.0           0.0
                                     --------                      ---------
  Company.........................     3.7           41.6          $  2.4          47.1
                                     --------                      ---------
                                     --------                      ---------


-------------------------------------
(1) Sold effective December 31,1996
(2) Acquired on August 28, 1996


The following tables set forth the percentage of net sales of certain income and expense items for the three months ended March 31, 1996 and 1997.


                                                       PERCENTAGE OF
                                                         NET SALES
                                                     THREE MONTHS ENDED      PERIOD TO PERIOD
                                                         MARCH 31,           PERCENTAGE CHANGE
                                                  -----------------------  ---------------------
                                                    1996           1997        1996 VS. 1997
                                                  -----------------------  ---------------------

Net sales....................................      100.0%         100.0%          (42.7)
Cost of goods sold...........................       48.3           39.2           (53.5)
License and royalty expense..................       10.1           13.7           (22.2)
Gross profit.................................       41.6           47.1           (35.1)
Warehouse and selling expenses...............       26.3           35.3           (25.0)
Warehouse relocation.........................         -            19.6              -
General and administrative...................       16.3           23.5           (20.0)
Operating loss...............................       (1.5)         (80.4)       (1,600.0)
Interest expense.............................        3.0            3.9           (33.3)
Minority interest in income of subsidiaries..       (0.5)            -           (100.0)
Net loss.....................................       (5.8)         (37.3)         (280.0)


THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH
31,1996

    The Company's net sales decreased $3.8 million, or 42.7%, for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This decrease was primarily a result of the sale of SDI on December 31, 1996, which contributed sales of $4.1 million in the three months ended March 31, 1996. OSP experienced increased sales of $200,000 or 4.3% for the three months
ended March 31, 1997 compared with 1996.   This increase can be attributed to
sales of products acquired from Zanart Entertainment in late 1996, which consisted primarily of STAR WARS framed prints associated with the re-release of
the trilogy of movies produced by Lucasfilms.   BEx's sales decreased $100,000,
or 50%, for the quarter compared with the comparable period in 1996 as a result of the redirection of marketing and sales efforts which focuses on sales of products produced for major movie promotions. KRSI was merged into the Company effective August 28, 1996 and contributed sales of $200,000 for the quarter ended March 31, 1997.

    Cost of goods sold decreased $2.3 million, or 53.5%, for the three months ended March 31, 1997 to $2.0 million compared with $4.3 million for the same period in 1996. As a percentage of net sales, cost of goods sold decreased to 39.2% for the three months ended March 31, 1997 from 48.3% for the three months ended March 31, 1996. The Company's cost of goods sold decreased primarily because SDI, which historically has had a higher cost of goods sold percentage, had costs of $2.4 million for the three months ended March 31, 1996.

    OSP's cost of goods sold remained unchanged in dollar amounts. For the first quarter of 1997, OSP's costs of goods sold sales as a percentage of net sales was 37.5% compared with 39.1% in the first quarter of 1996. This is primarily due to the sales of STAR WARS products which were purchased at a discount from Zanart Entertainment's historical costs and therefore carried higher margins for OSP.

    BEx's cost of goods sold for the first quarter of 1997 was 100% of net
sales compared with 50% of net sales for the first quarter of 1996.   The
deteriorated margin can be attributed to the fixed components of cost of goods sold spread over the lower net sales, as well as sales during the quarter of merchandise which is being discontinued and therefore sold at discounted prices.

    KRSI's cost of goods sold as a percentage of net sales for first quarter was 50.0%.

    License and royalty expense as a percentage of net sales increased to 13.7% for the three months ended March 31, 1997 from 10.1% for the three months ended March 31, 1996. OSP's royalty rate increased to 14.6% for the three months ended March 31, 1997 from 13.0% for the same period in 1996 due primarily to the increased sales under Disney licenses which have higher royalty rates. Additionally, SDI, which has historically had the lowest royalty rate, had a royalty rate of 7.3% in the first quarter of 1996, which lowered the Company's combined royalty rate. Since SDI was sold on December 31, 1996, this effect was not present in the first quarter of 1997.

    Warehouse and selling expenses decreased $600,000, or 25.0%, to $1.8 million for the three months ended March 31, 1997 from $2.4 million for the same period in 1996. SDI had costs of approximately $450,000 which represented
approximately 11% of net sales.   The remaining decreases after removing the
effect of SDI were primarily the result of lower salaries and wages as well as efficiencies with the cost reductions of BEx, which more than offset the increase associated with the addition of KRSI. Warehouse and selling expenses as a percentage of net sales increased to 35.3% for the three months ended March 31, 1997 from 26.3% for the same period in 1996 due to the sale of SDI which had lower warehouse and selling expenses as a percentage of net sales than OSP.

    Warehouse relocation expense represents an estimated $1.0 million accrual for the costs associated with the relocation of the Company's current warehouse. The Company has signed a letter of intent with a fulfillment company located in New Jersey which will be responsible for the entire order fulfillment and inventory handling and distribution functions.

    General and administrative expenses decreased by $300,000, or 13.3%, to
$1.2 million for the three months ended March 31, 1997 from $1.5 million for the same period in 1996 due primarily to the sale of SDI. SDI contributed approximately $500,000 in general and administrative costs in the first quarter
of 1996.   Offsetting that
decrease were increases in general and administrative costs primarily as a result of higher amortization due to the goodwill from the KRSI acquisition, which totaled $117,000 for the three months ended 1997. Other increased costs were insurance and professional fees as a result of being a public entity.

    Interest expense decreased $100,000, or 33.3%, to $200,000 for the three months ended March 31, 1997 from $300,000 for the same period in 1996. The decrease in interest expense is due primarily to the sale of SDI.

    The Company recorded income tax expense of approximately $67,000 in the first quarter of 1996 as a result of the profits of the Company's 51% owned subsidiary, SDI, which was sold on December 31, 1996. There was no provision in the first quarter of 1997 as a result of operating losses and no income tax benefit was recognized for the losses since the additional deferred tax asset from the net operating loss carryforwards was offset by an increased valuation allowance.

    In the first quarter of 1996, 49% of the income of SDI was allocated to the
minority stockholder and totaled $45,000.   Since SDI was sold on December 31,
1996, there was no allocation of profit or loss in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, working capital was a deficit of approximately $ 1.5 million primarily as a result of the Company's line of credit being classified as a current liability for the reasons set forth below.

    Net cash used in operating activities during the three months ended March 31, 1997 was approximately $244,000 due primarily to the net loss, reduction in accounts payable and royalties payable, which were offset by reductions in accounts receivable and inventory. Net cash used in investing activities was $134,000 primarily as a result of the purchase of property and equipment. Net cash provided by financing activities during the three months ended March 31, 1997 was approximately $346,000 due primarily to proceeds from the collection of the note receivable from the sale of SDI offset by repayment of a portion of the revolving line of credit as well as payment of subordinated debt to a vendor.

    The Company has a line of credit with a financial institution which provides for maximum borrowing of $7,500,000 subject to certain conditions. The outstanding balance at March 31, 1997 was approximately $3.0 million. The outstanding balance under the line of credit bore interest at the bank's prime rate plus 1.75% through the first quarter and is payable monthly. Under its line of credit, the Company is required to maintain certain financial ratios. On April 17, 1997, the Company was notified it was in default under its credit agreement as a result of borrowings in excess of the defined collateral base. The Company cured the default within the permitted ten-day period.
Additionally, as a result of the operating losses in the first quarter of 1997, the Company was not in compliance with its financial covenants as of March 31,
1997.   The Company is currently negotiating a third amendment to its credit agreement which provides for (1) a waiver of the financial covenants as of March 31, 1997 and the resetting of the financial covenants upon the Company's filing of this Form 10-Q and supplying new financial projections to the lender, (2) a temporary over advance agreement of $250,000 to be repaid on or before May 31, 1997, (3) revised maximum level of borrowings under the credit agreement of $3,200,000, (4) an increase in the interest rate from prime plus 1.75% to prime plus 4.75% and (5) the removal of the $300,000 limit on the use of a factor on the assets of KRSI which indebtedness would be senior to the position of the
lender.   Since the Company is in default under its credit agreement, new covenants have not yet been negotiated and future compliance with financial covenants have not been waived, the balance of the revolving line of credit has been classified as a current liability as of March 31, 1997.

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

    The Company has experienced operating losses for the first three months of 1997. However, the Company's sales typically fluctuate based on seasonal releases of major films, which correspond to sales of promotional products related to such releases. In 1997, the Company has continued to focus and has
moved aggressively to reduce its operating costs.   The Company has
significantly reduced its administrative and warehouse personnel and discontinued many non-performing poster titles, and plans to reduce the number
of new licenses signed in 1997.   This will reduce the initial cash outlays of
pre-production, art and design costs and effort.   Additionally, the Company has
signed a letter of intent with a fulfillment company which involves the outsourcing of the Company's warehouse, distribution, inventory and shipping
functions.   The fulfillment company will charge a monthly fee based on sales volume which will change many of the Company's fixed costs to variable costs as well as reduce the shipping costs of products. The Company believes that its credit facility, together with the continued cost reduction plans and ability to expand the use of financing of the KRSI business upon negotiation of an amended credit agreement, will be sufficient to fund its working capital requirements
throughout 1997.   Additionally, financing will be required to provide for any business or product line acquisitions and significant expansion of the Company's international business.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

          On April 17, 1997, the Company was notified it was in default under its credit agreement as a result of borrowings in excess
          of the defined collateral base.   The Company cured the
          default within the permitted ten-day period.   As a result of
          the operating losses in the first quarter of 1997, the Company was not in compliance with its financial covenants as of March
          31, 1997.   The Company is currently negotiating a third
          amendment to its credit agreement which provides for (1) a waiver of the financial covenants as of March 31, 1997 and the resetting of the financial covenants upon the Company's filing of this Form 10-Q and supplying new financial projections to the lender, (2) a temporary over advance agreement of $250,000 to be repaid on or before May 31, 1997, (3) revised maximum level of borrowings under the credit agreement of $3,200,000,
          (4) an increase in the interest rate from prime plus 1.75% to prime plus 4.75% and (5) the removal of the $300,000 limit on the use of a factor on the assets of KRSI which indebtedness would be senior to the position of the lender. Since the Company is in default under its credit agreement, new covenants have not yet been negotiated and future compliance with financial covenants have not been waived, the balance of the revolving line of credit has been classified as a current liability as of March 31, 1997.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

ITEM 5.    OTHER INFORMATION.

          On May 9, 1997, Michael A. Malm, a director of the Company, was terminated from his position as the Chief Operating Officer of Global One and the Chief Executive Officer and President of OSP.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


           (a)  Exhibits.

                Exhibit No.     Description
                ----------      -----------

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

                3(ii).1 Bylaws of the Company incorporated by reference to Exhibit 3(ii).1 of the Company's Registration Statement on Form S-4
                                (No. 333-4655)

                  11.1          Statement re:  computation of per share earnings

                  27            Financial Data Schedule


           (b) Reports on Form 8-K. On January 15, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission to report the sale of SDI. The Form 8-K included unaudited pro forma condensed combined financial statements which give effect to the sale.

                                   SIGNATURE(S)


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.



DATED: May 14, 1997         By:      /S/ Joseph C. Angard
                               ---------------------------------------
                                           Joseph C. Angard
                                           Chairman of the Board and
                                           Chief Executive Officer


DATED: May 14, 1997           By:    /S/ Walter M. Lacher
                                 --------------------------------------
                                           Walter M. Lacher
                                           Chief Financial Officer and Secretary
                                           (Duly Authorized Officer)

                                   EXHIBIT INDEX


                EXHIBIT NO.     DESCRIPTION
                ----------      -----------

                2.1 Final Amended and Restated Agreement and Plan of Merger incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4 (No. 333-4655

                3(i).1 Certificate of Incorporation of the Company incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form S-4 (No. 333-4655)


                3(ii).1 Bylaws of the Company incorporated by reference to Exhibit 3(ii).1 of the Company's Registration Statement on Form S-4 (No. 333-4655)

                11.1           Statement re:  computation of per share earnings

                27             Financial Data Schedule