Form 10-Q
period 1997-06-30
GLOBAL ONE DISTRIBUTION & MERCHANDISING INC
filed 1997-08-14
CIK 1014664

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED:                   COMMISSION FILE NUMBER:
   JUNE 30, 1997                            000-21049


              GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
         (Exact name of Registrant as specified in its charter)

             DELAWARE                            95-4578632
  (State or other jurisdiction           (IRS Employer Identification
   of incorporation or organization)     Number)

            5548 LINDBERGH LANE, BELL, CALIFORNIA 90201-6410
          (Address and zip code of principal executive offices)

                             213-980-4300
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                            YES   X           NO
                               --------         --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
              Class                               at August 8, 1997
              -----                               -----------------
              Common Stock, $.01 par value          13,011,947

                      GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                                  TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.        FINANCIAL INFORMATION

     Item 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of June 30, 1997
               (Unaudited) and December 31, 1996..........................  3

               Consolidated Statements of Operations for the Six
               Months Ended June 30, 1997 and 1996
               (Unaudited)................................................  5

               Consolidated Statements of Operations for the Three
               Months Ended June 30, 1997 and 1996
               (Unaudited)................................................  7

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1997 and 1996
               (Unaudited)................................................  8

               Notes to Unaudited Consolidated
               Financial Statements......................................  10

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.......................  13


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings.........................................  22

     Item 2.   Changes in Securities.....................................  22

     Item 3.   Defaults Upon Senior Securities...........................  22

     Item 4.   Submission of Matters to a Vote of Security Holders.......  22

     Item 5.   Other Information.........................................  23

     Item 6.   Exhibits and Reports on Form 8-K..........................  24

                          PART I.     FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------

                    GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                            CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS


                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           1997           1996
                                                                                        ----------    ------------

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         -   $     32,248
  Accounts receivable -- trade, net of allowance for doubtful accounts and returns of $2,523,069 and $2,506,893 at June 30, 1997 and December 31, 1996,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,260,110      4,667,818
Inventories (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,624,877      2,560,603
Prepaid royalty advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       716,136        576,347
Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . .       406,057        643,791
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -      1,575,000
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,089,248      1,089,248
                                                                                       ------------  ------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,096,428     11,145,055

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,150,338      1,149,775

GOODWILL, net of accumulated amortization of $469,532 and $222,724 at June 30,
1997 and December 31, 1996, respectively . . . . . . . . . . . . . . . . . . . . . .     4,296,074      4,550,531

DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       172,960        189,659
                                                                                       ------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,715,800  $ 17,035,020
                                                                                       ------------  ------------
                                                                                       ------------  ------------


                                                                                                      (CONTINUED)


                 GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                                          (UNAUDITED)

                              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1997           1996
                                                                             ------------    ------------
                                                                              (UNAUDITED)
CURRENT LIABILITIES:
  Revolving line of credit. . . . . . . . . . . . . . . . . . . . . . . .    $  2,766,380               -
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,427,656    $  4,826,256
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,003,744         723,016
  Royalties payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,792,099       1,382,549
  Due to customers. . . . . . . . . . . . . . . . . . . . . . . . . . . .         250,809         253,536
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . .          53,042          53,042
  Current maturities of:
    Capitalized lease obligations . . . . . . . . . . . . . . . . . . . .         100,041          95,254
    Subordinated long-term debt . . . . . . . . . . . . . . . . . . . . .         300,000         675,000
                                                                             ------------    ------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .      10,693,771       8,008,653
                                                                             ------------    ------------
REVOLVING LINE OF CREDIT. . . . . . . . . . . . . . . . . . . . . . . . .               -       3,813,334
CAPITALIZED LEASE OBLIGATIONS,
  less current maturities . . . . . . . . . . . . . . . . . . . . . . . .          51,979          55,612
SUBORDINATED LONG-TERM DEBT,
  less current maturities . . . . . . . . . . . . . . . . . . . . . . . .       1,694,556       1,731,904
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized, 30,000,000 shares, issued and outstanding, 13,011,947 and 13,010,947 shares at June 30, 1997
    and December 31, 1996, respectively . . . . . . . . . . . . . . . . .        130,1961          30,109
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .      10,661,874      10,639,439
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .      (9,516,576)     (7,344,031)
                                                                             ------------    ------------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .       1,275,494       3,425,517
                                                                             ------------    ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 13,715,800    $ 17,035,020
                                                                             ------------    ------------
                                                                             ------------    ------------


                                                                                               (CONCLUDED)

See notes to consolidated financial statements.

         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)



                                           SIX MONTHS ENDED JUNE 30,
                                           -------------------------
                                              1997          1996
                                              ----          ----
NET SALES. . . . . . . . . . . . . . .  $  10,603,858  $  20,329,801
                                        -------------  -------------
COST OF SALES:
   Cost of goods sold. . . . . . . . .      4,467,049     11,132,974
   License and royalty expense . . . .      1,836,068      2,163,371
                                        -------------  -------------
     Total cost of sales . . . . . . .      6,303,117     13,296,345
                                        -------------  -------------
GROSS PROFIT . . . . . . . . . . . . .      4,300,741      7,033,456
                                        -------------  -------------

OPERATING EXPENSES:
   Warehouse and selling . . . . . . .      3,696,409      5,277,889
   Warehouse relocation (Note 6) . . .        110,000         --
   General and administrative. . . . .      2,262,377      3,088,020
                                        -------------  -------------
     Total operating expenses. . . . .      6,068,786      8,365,909
                                        -------------  -------------

OPERATING LOSS . . . . . . . . . . . .     (1,768,045)    (1,332,453)
INTEREST EXPENSE . . . . . . . . . . .        403,443        596,451
                                        -------------  -------------

LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST. . . . . . . . . .     (2,171,488)    (1,928,904)
INCOME TAX PROVISION . . . . . . . . .          1,054         58,000
                                        -------------  -------------

LOSS BEFORE MINORITY INTEREST. . . . .     (2,172,542)    (1,986,904)
MINORITY INTEREST IN INCOME
  OF SUBSIDIARIES. . . . . . . . . . .        --              93,726
                                        -------------  -------------

NET LOSS . . . . . . . . . . . . . . .  $ (2,172,542)  $  (1,893,178)
                                        -------------  -------------
                                        -------------  -------------


         GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                              (UNAUDITED)


                                              SIX MONTHS ENDED JUNE 30,
                                              -------------------------
                                                1997              1996
                                           --------------   --------------
NET LOSS DATA (1996 PRO FORMA):
  Loss before income taxes, as reported. . $  (2,171,488)   $  (1,928,904)
  Provision (benefit) for income taxes . .         1,054         (603,630)
  Minority interest in income of
    subsidiaries . . . . . . . . . . . . .        --              93,726

                                           -------------    -------------
     Net loss . . . . . . . . . . . . . . $  (2,172,542)   $  (1,231,548)
                                           -------------    -------------
                                           -------------    -------------

NET LOSS PER SHARE (1996 PRO
  FORMA) (Note 5):
  Loss from operations . . . . . . . . . . $      (0.17)    $       (0.16)
  Minority interest in income of
    subsidiaries . . . . . . . . . . . . .       --                  0.01
                                           -------------    -------------

      Net loss . . . . . . . . . . . . . . $      (0.17)    $       (0.15)
                                           -------------    -------------


   Weighted average shares outstanding . .   13,011,947         8,036,602
                                           -------------    -------------
                                           -------------    -------------


See notes to consolidated financial statements.


                                          THREE MONTHS ENDED JUNE 30,
                                          ---------------------------
                                              1997           1996
                                          ------------   -------------
NET SALES...........................       $ 5,477,322     $11,389,143
                                          ------------     -------------
COST OF SALES:
   Cost of goods sold...............         2,418,191       6,785,657
   License and royalty expense......         1,146,642       1,241,165
                                           ------------    -------------
       Total cost of sales..........         3,564,833       8,026,822
                                           ------------    -------------
GROSS PROFIT........................         1,912,489       3,362,321
                                           ------------    -------------
OPERATING EXPENSES:
Warehouse and selling.................       1,913,482       2,500,926
   Warehouse relocation (Note 6)......        (970,000)          -
   General and administrative.........       1,013,222       2,060,134
                                           -----------     ------------
       Total operating expenses.......       1,956,704       4,561,060
                                           -----------     ------------
OPERATING LOSS........................         (44,215)     (1,198,739)
INTEREST EXPENSE......................         207,000         328,792
                                           ------------    ------------

LOSS BEFORE INCOME TAXES AND
   MINORITY INTEREST..................        (251,215)     (1,527,531)
INCOME TAX PROVISION..................             797          (9,323)
                                           ------------    --------------

LOSS BEFORE MINORITY INTEREST.........        (252,012)     (1,518,208)
MINORITY INTEREST IN INCOME
    OF SUBSIDIARIES...................            -            139,146
                                           ------------    --------------
NET LOSS..............................     $  (252,012)    $(1,379,062)
                                           ------------    --------------
                                           ------------    --------------

NET LOSS DATA (1996 PRO FORMA):
   Loss before income taxes, as reported.. $  (251,215)    $(1,527,531)
   Provision (benefit) for income taxes...         797        (518,516)
   Minority interest in income of
    subsidiaries..........................          -          139,146
                                           -------------   --------------
       Net loss.................           $  (252,012)    $  (869,869)
                                          --------------   --------------

NET LOSS PER SHARE (1996 PRO
   FORMA)(Note 5):
   Loss from operations..................  $      (.02)    $     (0.13)
   Minority interest in income of
     subsidiaries........................          .00             .02
                                           --------------  --------------
       Net loss..........................  $      (.02)    $     (0.11)
                                           -------------   --------------
                                           -------------   --------------


   Weighted average shares outstanding...   13,011,947       8,036,602
                                           -------------   --------------
                                           -------------   --------------

                                                                (CONTINUED)


              GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)


                                           SIX MONTHS ENDED JUNE 30,
                                         ------------------------------
                                             1997              1996
                                         --------------    -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net loss.............................   $  (2,172,542)   $  (1,893,178)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization........        464,541          164,488
    Provision for warehouse relocation...        110,000                0
    Minority interest in income of
       subsidiaries.....................            -             (93,744)
Changes in operating assets and
    liabilities:
    Accounts receivable................          407,708         (106,465)
    Inventories........................          935,726       (1,130,336)
    Prepaid royalty advances...........         (139,789)        (399,795)
    Prepaid expenses and other current
      assets...........................          237,734         (365,706)
    Accounts payable...................         (398,600)       2,039,400
    Accrued expenses...................          170,728          126,764
    Royalties payable..................          409,550          137,997
    Due to customers...................           (2,727)         (25,903)
    Income taxes payable...............             -            (202,189)
                                            -------------    -------------
       Net cash provided by (used in)
         operating activities.........            22,329       (1,748,667)
                                            -------------    --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of property and equipment...        (152,650)        (105,857)
   Deposits.............................          16,699             -
                                           --------------    ---------------

       Net cash used in investing
         activities....................         (135,951)        (105,857)
                                           --------------    ----------------
                                           --------------    ----------------


                                                                   (CONTINUED)

                                     -8-

          GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                                  (UNAUDITED)


                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                         1997          1996
                                                      -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayment) borrowings on line of credit. . .   $(1,046,954)  $2,086,627
  Payments on subordinated debt . . . . . . . . . .      (412,348)     (31,460)
  Proceeds of note receivable . . . . . . . . . . .     1,575,000         -
  Dividends paid. . . . . . . . . . . . . . . . . .          -         (99,753)
  Proceeds from exercise of stock options . . . . .        22,522
  Payment on capital lease obligations. . . . . . .       (56,846)     (40,243)
                                                      -----------   ----------


      Net cash provided by financing activities . .        81,374    1,915,171
                                                      -----------   ----------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS. . . . . . . . . . . . . . . . . . . .       (32,248)      60,647

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . .        32,248       74,828
                                                      -----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . .   $      -      $  135,475
                                                      -----------   ----------
                                                      -----------   ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . .   $   305,692   $  522,004
    Income taxes. . . . . . . . . . . . . . . . . .   $         0   $    7,000


     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTION


     Capital lease obligations of approximately $58,000 were incurred in 1997 when the Company entered into an agreement for the purchase of new equipment.


                                                              (CONCLUDED)

                   GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          _______________________________________________________________

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 1997 and the related consolidated statements of operations and of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Global One Distribution & Merchandising Inc. ("Global One" or the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 1997 and for the six-month period then ended.

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

The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                             JUNE 30,      DECEMBER 31,
                                               1997            1996
                                           ----------      -----------

        Products in process                $   74,786      $  252,893
        Finished products                   1,158,562       1,796,604
        Packaging materials                   391,529         511,106
                                           ----------      -----------
                                           $1,624,877      $2,560,603
                                           ----------      -----------
                                           ----------      -----------

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

SmallCap Market effective August 28, 1996.

4.   SALE OF SDI AND PRO FORMA RESULTS OF OPERATION

In 1996, OSP entered into an agreement with the minority shareholder and President of Stanley DeSantis, Inc. ("SDI") under which the minority shareholder had an option to purchase the 51% ownership of SDI held by OSP at a determined price. Effective December 31, 1996, the minority shareholder exercised the option and purchased the 51% of the common stock of SDI held by OSP for total consideration of $1,575,000. The consolidated financial statements of the Company include the statement of operations for SDI for only the six months ended June 30, 1996. The consolidated balance sheet at December 31,1996 reflected the sale of SDI. Net sales and the net loss of SDI for the six months ended June 30, 1996 were approximately $9.7 million and $191,000, respectively.

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

                                                         Six Months Ended
                                                           June 30, 1996
                                                         ----------------
        Net sales ..................................         $12,247
        Cost of sales...............................           7,173
                                                         ----------------
        Gross profit ...............................           5,074
        Operating expenses..........................           7,326
                                                         ----------------
        Operating loss .............................          (2,252)
        Interest expense ...........................             488
                                                         ----------------
        Loss before taxes ..........................          (2,740)
        Provision for income taxes..................             185
                                                         ----------------
        Net loss ...................................         $(2,925)
                                                         ----------------
                                                         ----------------
        Net loss per share .........................         $ (0.23)
                                                         ----------------
                                                         ----------------
        Weighted average shares outstanding.........          12,994
                                                         ----------------
                                                         ----------------

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

6.   WAREHOUSE RELOCATION

          The Company had recorded an accrual for the quarter ended March 31, 1997 in anticipation of entering into an arrangement to outsource its warehouse facility including the inventory, distribution and shipping functions as well as certain accounting functions. The accrual was based on the estimated costs of employee severance arrangements and accrued but unpaid vacation time for employees to be terminated. It also included the estimated physical moving and relocation costs as well as the write-off of leasehold improvements at the Company's current warehouse location. The Company subsequently entered into an outsourcing arrangement with Prodispak U.S.A. Inc. ("Prodispak") (see "Liquidity and Capital Resources"); accordingly the originally anticipated outsourcing did not take place. As a result, the recorded accrual has been significantly reduced (from $1,080,000 to $110,000) because the relocation was within California and not to New Jersey. The current accrual is based on expected equipment and warehouse reconfiguration costs associated with the Prodispak arrangement. Alan Saloner who owns 250,000 shares of Common Stock (or 0.019% of the outstanding Common Stock) and is the general partner of The Saloner Family Investment Limited Partnership (see "Note 7"), is the President of Prodispak.

7.   RELATED PARTY TRANSACTIONS

         In September, 1996, the Company entered into an agreement with several persons for the formation of a company, The Speedway, LLC, a California limited liability company ("Speedway"), to engage in the business of developing, advertising, marketing and promoting a chain of racing themed entertainment restaurants and the sale of merchandise in connection therewith. The Company contributed approximately $85,000 in cash to Speedway for an approximately 25% interest in the enterprise.

         On July 28, 1997, the Company sold its economic interest in Speedway for $200,000 to The Saloner Family Investment Limited Partnership ("TSFILP"). The Company received payment on the sale date, and will record a gain in the third quarter period. Alan Saloner who owns 250,000 shares of Common Stock (or 0.019% of the outstanding Common Stock) and is the President of Prodispak (see "Note 6"), is the general partner of TSFILP.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting for Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

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

The following tables set forth the net sales, total cost of sales and gross profit of OSP, SDI, KRSI, BEx and the Company for the three months and six months ended June 30, 1996 and 1997.


                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                 JUNE 30,                     JUNE 30,
                        --------------------------   --------------------------
                            1996          1997           1996          1997
                        ------------  ------------   ------------  ------------
                               % OF          % OF           % OF          % OF
                        AMOUNT SALES  AMOUNT SALES   AMOUNT SALES  AMOUNT SALES
                        ------ -----  ------ -----   ------ -----  ------ -----
                          (DOLLARS IN MILLIONS)        (DOLLARS IN MILLIONS)
NET SALES
  OSP . . . . . . . .   $ 5.4  100.0   $4.3  100.0   $10.0  100.0  $ 9.1  100.0
  SDI (1) . . . . . .     5.6  100.0    0.0    0.0     9.7  100.0    0.0    0.0
  KRSI (2). . . . . .     0.0  100.0    0.4  100.0     0.0    0.0    0.6  100.0
  BEx . . . . . . . .     0.4  100.0    0.8  100.0     0.6  100.0    0.9  100.0
                        -----          ----          -----         -----
  Company . . . . . .   $11.4  100.0   $5.5  100.0   $20.3  100.0  $10.6  100.0
                        -----          ----          -----         -----
                        -----          ----          -----         -----
COST OF GOODS SOLD

  OSP . . . . . . . .   $ 2.6   48.2   $2.0   46.5   $ 4.4   44.0  $ 3.8   41.8
  SDI (1) . . . . . .     3.8   67.9    0.0    0.0     6.2   63.9    0.0    0.0
  KRSI (2). . . . . .     0.0    0.0    0.1   25.0     0.0    0.0    0.2   33.3
  BEx . . . . . . . .     0.4  100.0    0.4   50.0     0.5   83.3    0.5   55.6
                        -----          ----          -----         -----
 Company . . . . . .    $ 6.8   59.7   $2.5   45.5   $11.1   54.7  $ 4.5   42.5
                        -----          ----          -----         -----
                        -----          ----          -----         -----
LICENSE AND ROYALTY
EXPENSE
  OSP . . . . . . . .   $ 0.6   11.1   $0.9   20.9   $ 1.2   12.0  $ 1.6   17.6
  SDI (1) . . . . . .     0.6   10.7    0.0    0.0     0.9    9.3    0.0    0.0
  KRSI (2). . . . . .     0.0    0.0    0.1   25.0     0.0    0.0    0.1   16.7
  BEx . . . . . . . .     0.1   25.0    0.1   12.5     0.1   16.7    0.1   11.1
                        -----          ----          -----         -----
  Company . . . . . .   $ 1.3   11.4   $1.1   20.0   $ 2.2   10.8  $ 1.8   17.0
                        -----          ----          -----         -----
                        -----          ----          -----         -----
TOTAL COST OF SALES
  OSP . . . . . . . .   $ 3.2   59.3   $2.9   67.4   $ 5.6   56.0  $ 5.4   59.3
  SDI (1) . . . . . .     4.4   78.6    0.0    0.0     7.1   73.2    0.0    0.0
  KRSI (2). . . . . .     0.0    0.0    0.2   50.0     0.0    0.0    0.3   50.0
  BEx . . . . . . . .     0.5  125.0    0.5   62.5     0.6  100.0    0.6   66.7
                        -----          ----          -----         -----
  Company . . . . . .     8.1   71.1   $3.6   65.5   $13.3   65.5  $ 6.3   59.4
                        -----          ----          -----         -----
                        -----          ----          -----         -----

GROSS PROFIT
  OSP . . . . . . . .     2.2   40.7   $1.4   32.6   $ 4.4   44.0  $ 3.7   40.7
  SDI (1) . . . . . .     1.2   21.4    0.0    0.0     2.6   26.8    0.0    0.0
  KRSI (2). . . . . .     0.0    0.0    0.2   25.0     0.0    0.0    0.3   50.0
  BEx . . . . . . . .    (0.1) (25.0)   0.3   37.5     0.0    0.0    0.3   33.3
                        -----          ----          -----         -----
  Company . . . . . .     3.3   29.0   $1.9   34.6   $ 7.0   34.5  $ 4.3   40.6
                        -----          ----          -----         -----
                        -----          ----          -----         -----

_____________________________________
(1) Sold effective December 31,1996
(2) Acquired on August 28, 1996

The following tables set forth the percentage of net sales of certain income and expense items for the three months and six months ended June 30, 1996 and 1997.


                                         PERCENTAGE OF
                                           NET SALES
                                      THREE MONTHS ENDED      *PERIOD TO PERIOD
                                            JUNE 30,          PERCENTAGE CHANGE
                                       ------------------     -----------------
                                        1996        1997        1996 VS. 1997
                                       ------      ------     -----------------
Net sales . . . . . . . . . . . .      100.0%      100.0%           -51.9
Cost of goods sold. . . . . . . .       59.7        45.5            -64.4
License and royalty expense . . .       11.4        20.0             -7.6
Gross profit. . . . . . . . . . .       29.0        34.5            -43.1
Warehouse and selling expenses. .       22.0        34.9            -23.5
Warehouse relocation. . . . . . .        0.0       -17.7           -100.0
General and administrative. . . .       18.1        18.5            -50.8
Operating loss. . . . . . . . . .      -10.5        -0.8            -96.3
Interest expense. . . . . . . . .        2.9         3.8            -37.0
Minority interest in income
  of subsidiaries . . . . . . . .        1.2         0.0           -100.0
Net loss. . . . . . . . . . . . .       -4.2        -4.6            -81.7


 ______________________________________

 * Based on dollar amounts on page 5.

                                         PERCENTAGE OF
                                           NET SALES
                                        SIX MONTHS ENDED      *PERIOD TO PERIOD
                                            JUNE 30,          PERCENTAGE CHANGE
                                       ------------------     -----------------
                                        1996        1997        1996 VS. 1997
                                       ------      ------     -----------------

Net sales . . . . . . . . . . . .      100.0%      100.0%            -47.8
Cost of goods sold. . . . . . . .       48.3        42.5             -59.9
License and royalty expense . . .       10.1        17.0             -15.1
Gross profit. . . . . . . . . . .       41.6        40.6             -38.9
Warehouse and selling expenses. .       26.3        34.9             -30.0
Warehouse relocation. . . . . . .        0.0         1.0             100.0
General and administrative. . . .       16.3        21.3             -26.7
Operating loss. . . . . . . . . .       -1.5       -16.7              32.7
Interest expense. . . . . . . . .        3.0         3.8             -32.4
Minority interest in income
  of subsidiaries . . . . . . . .       -0.5         0.0            -100.0
Net loss. . . . . . . . . . . . .       -5.8       -20.5              14.8


 _______________________________________

 * Based on dollar amounts on page 7.

 SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

         The Company's net sales decreased $9.7 million, or 47.8%, for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This decrease was primarily a result of the sale of SDI on December 31, 1996, which contributed sales of $9.7 million in the six months ended June 30, 1996. OSP experienced decreased sales of $872,393, or 6.1%, for the
six months ended June 30, 1997 compared with 1996.   This decrease can be
attributed to an accrual recorded in anticipation of returns from a major customer. The decrease was offset by sales of products acquired from Zanart Entertainment in late 1996, which consisted primarily of STAR WARS framed prints associated with the re-release of the trilogy of movies produced by Lucasfilms. BEx's sales increased $ 221,155, or 34.7%, for the two quarters compared with the comparable period in 1996 as a result of the redirection of marketing and sales efforts which focuses on sales of products produced for major movie promotions. KRSI was merged into the Company effective August 28, 1996 and contributed sales of $621,184 for the six months ended June 30, 1997.

         Cost of goods sold decreased $6.6 million, or 59.5%, for the six months ended June 30, 1997 to $4.5 million compared with $11.1 million for the same period in 1996. As a percentage of net sales, cost of goods sold decreased to 42.5% for the six months ended June 30, 1997 from 54.7% for the six months ended June 30, 1996. The Company's cost of goods sold decreased primarily because SDI, which historically has had a higher cost of goods sold percentage, had costs of $6.2 million for the six months ended June 30, 1996.

         OSP's cost of goods sold decreased $0.6 million, or 13.6%, for the six months ended June 30, 1997 to $3.8 million compared to $4.4 million for the same period in 1996. For the first two quarters of 1997, OSP's costs of goods sold as a percentage of net sales was 41.8% compared with 44.0% in the first two quarters of 1996. This is primarily due to the sales of STAR WARS products which were purchased at a discount from Zanart Entertainment's historical costs and therefore carried higher margins for OSP.

     BEx's cost of goods sold for the first two quarters of 1997 was $0.5 million, or 44.4% of net sales, compared with $0.5 million, or 55.6% of net sales, for the first two quarters of 1996. The decrease in cost of goods sold as a percentage of net sales is due primarily to the relocation of the Company's manufacturing and sales operations from Michigan to Bell, California in 1996 and the write-down of certain inventory at the time.

     KRSI's cost of goods sold as a percentage of net sales for the six month period was 33.3%.

      License and royalty expense as a percentage of net sales increased to 17.0% for the six months ended June 30, 1997 from 10.8% for the six months ended June 30, 1996. OSP's royalty rate increased to 17.6% for the six months ended June 30, 1997 from 12.0 % for the same period in 1996 due primarily to the increased sales under Disney licenses which have higher royalty rates. Additionally, SDI, which has historically had the lowest royalty rate, had a royalty rate of 9.3% in the six-month period ended
June 30, 1996, which lowered the Company's combined royalty rate. Since SDI was sold on December 31, 1996, this effect was not present in the six-month period ended June 30, 1997.

     Warehouse and selling expenses decreased $1.6 million, or 30.0%, to
$3.7 million for the six months ended June 30, 1997 from $5.3 million for the same period in 1996. SDI had costs of approximately $1.0 million which
represented approximately 10.6% of net sales.   The remaining decreases after
removing the effect of SDI were primarily the result of lower salaries and wages as well as efficiencies with the cost reductions of BEx, which more than offset the increase associated with the addition of KRSI. Warehouse and selling expenses as a percentage of net sales increased to 34.9% for the six months ended June 30, 1997 from 26.3% for the same period in 1996 due to the sale of SDI which had lower warehouse and selling expenses as a percentage of net sales than OSP.

     Warehouse relocation expense represents an estimated $100,000 accrual for the costs associated with the outsourcing arrangement with Prodispak U.S.A, Inc. (see "Liquidity and Capital Resources").

     General and administrative expenses decreased by $825,643, or 26.7%, to $2.3 million for the six months ended June 30, 1997 from $3.1 million for the same period in 1996 due primarily to the sale of SDI. SDI contributed approximately $1.1 million in general and administrative costs in the
six-month period ended June 30,  1996.   Offsetting that decrease were
increases in general and administrative costs primarily as a result of higher amortization due to the goodwill from the KRSI acquisition, which totaled $229,204 for the six months ended June 30, 1997. Other increased costs were insurance and professional fees as a result of being a public entity.

     Interest expense decreased $193,008, or 32.4%, to $403,443 for the six months ended June 30, 1997 from $596,451 for the same period in 1996. The decrease in interest expense is due primarily to the sale of SDI.

     The Company recorded income tax expense of approximately $58,000 in the first two quarters of 1996 as a result of the profits of the Company's 51%
owned subsidiary, SDI, which was sold on December 31, 1996.   There was only
a $1,054 provision in the first two quarters of 1997 as a result of operating losses and no income tax benefit was recognized for the losses since the additional deferred tax asset from the net operating loss carryforwards was offset by an increased valuation allowance.

     For the six months ended June 30, 1996, 49% of the income of SDI was
allocated to the minority stockholder and totaled $93,726.   Since SDI was
sold on December 31, 1996, there was no allocation of profit or loss in 1997.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

     The Company's net sales decreased $5.9 million, or 51.8%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. This decrease was primarily a result of the sale of SDI on December 31, 1996, which contributed sales of $5.6 million in the three months ended June 30, 1996. OSP experienced decreased sales of

$1.1 million, or 20.4%, for the three months ended June 30, 1997 compared
with 1996.   This decrease can be attributed to  processing of a backlog of credits for returns and an accrual recorded in anticipation of returns from a major customer. BEx's sales increased $400,000, or 100%, for the quarter compared with the comparable period in 1996 as a result of the redirection of marketing and sales efforts which focuses on sales of products produced for major movie promotions. KRSI was merged into the Company effective August 28, 1996 and contributed sales of $400,000 for the quarter ended June 30, 1997.

     Cost of goods sold decreased $4.3 million, or 64.4%, for the three months ended June 30, 1997 to $2.5 million compared with $6.8 million for the same period in 1996. As a percentage of net sales, cost of goods sold decreased to 45.5% for the three months ended June 30, 1997 from 59.7% for the three months ended June 30, 1996. The Company's cost of goods sold decreased primarily because SDI, which historically has had a higher cost of goods sold percentage, had costs of $3.8 million for the three months ended June 30, 1996.

     OSP's cost of goods sold decreased $600,000, or 23.19%, for the three months ended June 30, 1997 to $2.0 million compared to $2.6 million for the same period in 1996. For the second quarter of 1997, OSP's costs of goods sold as a percentage of net sales was 46.5% compared with 48.2% in the first quarter of 1996. This is primarily due to the sales of STAR WARS products which were purchased at a discount from Zanart Entertainment's historical costs and therefore carried higher margins for OSP.

     BEx's cost of goods sold for the second quarter of 1997 was $0.4 million, or 50.0% of net sales, compared with $0.4 million, or 100.0% of net sales, for the second quarter of 1996. The decrease in cost of goods sold as a percentage of net sales is due primarily to the relocation of the Company's manufacturing and sales operations from Michigan to Bell, California in 1996 and the write-down of certain inventory at the time.

     KRSI's cost of goods sold as a percentage of net sales for the second quarter was 25.0%.

     License and royalty expense as a percentage of net sales increased to 20.0% for the three months ended June 30, 1997 from 11.4% for the three months ended June 30, 1996. OSP's royalty rate increased to 20.9% for the three months ended June 30, 1997 from 11.1% for the same period in 1996 due primarily to the increased sales under Disney licenses which have higher royalty rates and the write-off of prepaid royalties on expired licenses. Additionally, SDI, which has historically had the lowest royalty rate, had a royalty rate of 10.7% in the second quarter of 1996, which lowered the Company's combined royalty rate. Since SDI was sold on December 31, 1996, this effect was not present in the second quarter of 1997.

     Warehouse and selling expenses decreased $587,444, or 23.5%, to $1.9 million for the three months ended June 30, 1997 from $2.5 million for the same period in 1996. SDI had costs of approximately $575,556 which
represented approximately 10.3% of net sales.   The remaining decreases after
removing the effect of SDI were primarily the result of lower salaries and wages as well as efficiencies with the cost reductions of BEx, which more than offset the increase associated with the addition of KRSI. Warehouse and selling expenses as a percentage of net sales increased to 34.9% for the three months ended June 30, 1997 from 22.0% for the same period in 1996 due to the sale of SDI which had lower warehouse and selling expenses as a percentage of net sales than OSP.

     Warehouse relocation expense represents an estimated $100,000 accrual for the costs associated with the outsourcing deal arranged with Prodispak
U.S.A., Inc. (see "Liquidity and Capital Resources").

     General and administrative expenses decreased by $1,046,912, or 50.8%, to $1.0 million for the three months ended June 30, 1997 from $2.1 million for the same period in 1996 due primarily to the sale of SDI. SDI contributed approximately $756,047 in general and administrative costs in the second
quarter of 1996.   Offsetting that decrease were increases in general and
administrative costs primarily as a result of higher amortization due to the goodwill from the KRSI acquisition, which totaled $112,000 for the three months ended 1997. Other increased costs were insurance and professional fees as a result of being a public entity.

     Interest expense decreased $121,792, or 37.0%, to $207,000 for the three months ended June 30, 1997 from $328,792 for the same period in 1996. The decrease in interest expense is due primarily to the sale of SDI.

     The Company recorded income tax expense of approximately $58,000 in the first two quarters of 1996 as a result of the profits of the Company's 49%
owned subsidiary, SDI, which was sold on December 31, 1996.   There was no
provision in the second quarter of 1997 as a result of operating losses and no income tax benefit was recognized for the losses since the additional deferred tax asset from the net operating loss carryforwards was offset by an increased valuation allowance.

     In the second quarter of 1996, 49% of the income of SDI was allocated to the minority stockholder and totaled $139,146. Since SDI was sold on December 31, 1996, there was no allocation of profit or loss in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, working capital was a deficit of approximately $2.6 million primarily as a result of the Company's line of credit being classified as a current liability for the reasons set forth below.

     Net cash provided by operating activities during the six months ended June 30, 1997 was $22,329 due primarily to the reductions in inventories and increase in royalties payable, which were partially offset by increases in prepaid royalty advances and reductions in accounts receivable and accounts payable. Net cash used in investing activities was $135,951 primarily as a result of the purchase of property and equipment. Net cash provided by financing activities during the six months ended June 30, 1997 was $81,374 due primarily to proceeds from the collection of the note receivable from the sale of SDI partially offset by repayment of a portion of the revolving line of credit as well as payment of subordinated debt to a vendor.

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

     On December 31, 1996, the Company consummated the sale of its 51%-owned subsidiary, SDI, pursuant to a redemption of all of the SDI stock held by OSP (the "SDI Stock"). Following the redemption, Stanley DeSantis, SDI's President and the owner of the remaining 49%, was the sole stockholder of SDI. In consideration of the SDI Stock, the Company received an aggregate of $1.575 million, $417,000 of which was paid upon the redemption and
$1,158,000 of which was paid on February 28, 1997.   The consideration for
the SDI Stock was based upon a formula relating to SDI's prior four years of operating income.

     In September, 1996, the Company entered into an agreement with several persons for the formation of a company, The Speedway, LLC, a California limited liability company ("Speedway"), to engage in the business of developing, advertising, marketing and promoting a chain of racing themed entertainment restaurants and the sale of merchandise in connection therewith. The Company contributed approximately $85,000 in cash to Speedway for an approximately 25% interest in the enterprise.

     On July 28, 1997, the Company sold its economic interest in Speedway for $200,000 to The Saloner Family Investment Limited Partnership. The Company received payment on the sale date, and will record a gain in the third quarter period. Alan Saloner who owns 250,000 shares of Common Stock (or 0.019% of the outstanding Common Stock) and is the President of Prodispak, is the general partner of TSFILP.

     In July 1997, one of the Company's major customers indicated its refusal
to pay $700,000 of its account with the Company.   This refusal seriously
impaired the Company's cash flow and, as discussed below, resulted in the
Company's inability to obtain financing under its line of credit.   The
Company has booked a reserve with respect to such receivable; however, the Company may decide to pursue legal or other means against the customer so that a portion or all of the delinquent account is paid. The Company has a line of credit with Foothill Capital Corporation ("Foothill") which provides for maximum borrowings of $7,500,000 subject to certain conditions. Effective July 22, 1997, Foothill ceased advancing funds to the Company under the Company's revolving line of credit because the Company was no longer in compliance with the lending formulas under the line. As a result of one of the Company's receivables discussed in the preceding paragraph no longer qualifying under the line, the Company was over advanced approximately
$700,000 as of July 22, 1997.   The Company is currently in negotiations with
Foothill to determine the future of their lending relationship.

     The Company has been seeking ways to reduce the Company's cash requirements. Effective July 1, 1997, the Company outsourced all warehousing, assembly, shipping, distribution, data entry and other MIS functions of the Company to Prodispak U.S.A. Inc. ("Prodispak"). The Company had previously signed a letter of intent with a New Jersey-based corporation for this purpose, but an agreement was never reached. Under the outsourcing agreement, Prodispak receives 7-1/4% of the Company's gross sales for providing these services. The arrangement relieves some cash flow limitations on the Company because it reduces the Company's fixed costs. In addition, the arrangement improves inventory management control by, among other things, expediting shipping. The Company has significantly reduced its administrative and warehouse personnel and discontinued many non-performing poster titles, and plans to reduce the number of new licenses signed in 1997. This will reduce the initial cash outlays of pre-production, art and design costs and effort. Alan Saloner who owns 250,000 shares of Common Stock (or 0.019% of the outstanding Common Stock) and is the general partner of The Saloner Family Investment Limited Partnership (see "Note 7" and "Liquidity and Capital Resources"), is the president of Prodispak.

     On June 6, 1997, the Company entered into a 10-year distribution agreement (the "Distribution Agreement") with 2d Interactive, Inc. ("2d"), a media company with an electronic merchandising kiosk used in the display and sale of posters and advertising images ("PosterCruisers") and other media programs. The Distribution Agreement provides that the Company will serve as 2d's exclusive placement agent for PosterCruisers and certain merchandise-based products. The Company has agreed to place and maintain a minimum number of PosterCruisers each year at various retailer distributors and to manage all aspects of 2d's poster distribution program. In addition, 2d will serve as the Company's exclusive placement agent for certain of the Company's media programs and advertising, with such media advertising being placed on PosterCruisers as well as other media programs. The Company will receive all revenues from the sale of posters to the Company's retail accounts under the Distribution Agreement and 2d will receive a royalty of 6-1/2% of the net sales of all of 2d's products distributed and sold to the Company's accounts. In addition, 2d will pay the Company a media fee for the placement of PosterCruisers and non-PosterCruisers media programs and the sale of media advertising through existing Company displays in an amount ranging from 8% to 50% of the revenues from such programs (based on the type of media program and 2d's allocation of total media advertising between advertisers, media programs and locations), a portion of which the Company may be required to pass on to the retailers. Subsequent to entering into the Distribution Agreement, verbal modifications to the Distribution Agreement were made by the parties throughout July 1997. Management anticipates that final documentation will be completed and the transaction closed during the Company's third fiscal quarter.

     In connection with the Distribution Agreement, on June 6, 1997, the Company entered into a Share Purchase and Sale Agreement (the "Stock Exchange Agreement") which provides for, among other things, (i) the Company's issuance to 2d of an aggregate of 550,00 shares of common stock to be issued upon 2d's raising (A) $2,500,000 on or prior to within 18 months of closing the transaction and (B) $5,000,000 (including the amount set forth in clause
(A)) within 24 months of closing the transactions, (ii) 2d's issuance to the Company of an aggregate of 78,500 shares of 2d in equal installments upon the occurrence of the above financings and the Company's performance of various covenants under the Distribution Agreement (the shares issued pursuant to clauses (i) and (ii) shall be referred to as "Shares"), (iii) 2d's repurchase right in the event that the Company does not perform such covenants, (iv) piggyback registration rights for the Shares, (v) the Company's right of first refusal in the event that 2d sells 51% of its common stock to a third party, (vi) the Company's right to elect one Board member to 2d's Board so long as the Company owns 5% or more of 2d's outstanding common stock, (vii) 2d's right to send a representative to participate, but not vote, at the Company's Board meetings, (viii) the Company's and 2d's right of first refusal with respect to the Shares and (i) 2d's option to repurchase the Company's Shares under certain circumstances. Subsequent to entering into the Stock Exchange Agreement, verbal modifications to the Stock Exchange Agreement were made by the parties throughout July 1997. Management anticipates that final documentation will be completed and the transaction closed during the Company's third fiscal quarter.

      The Company is negotiating an agreement which provides for a $900,000 financing of the Company's operations in connection with the resignation from the Company and partial buy-out of Joseph C. Angard, the Company's Chairman of the Board and Chief Executive Officer and a 0.36% stockholder. The primary terms of the transaction are: (i) the resignation of Mr. Angard and the termination of his employment agreement with the Company, (ii) Mr. Angard's loan of $900,000 to the Company at an interest rate of prime plus 2% secured by certain of the Company's receivables, (iii) Mr. Angard's surrender of 920,000 shares of the Company's common stock ("Common Stock") to the Company, and (iv) the Company's 10-year option to purchase up to 970,000 shares of Common Stock held by Mr. Angard at a purchase price of $1.00 per share. The transaction will be conditioned upon, among other things, the purchase by means of a private placement, facilitated by Miller, Johnson & Kuehn, Incorporated, as selling agent, the Company's placement agent in connection with its private placement of Common Stock effected as of August 1996, of 2,000,000 shares of Common Stock held by Mr. Angard for $0.50 per share. Following the transaction, Mr. Angard will own 1,723,192 shares of Common Stock (or 0.14% of the outstanding Common Stock) and options to purchase 199,998 and 100,002 shares at exercise prices of $1.50 and $1.50, respectively. In addition, Mr. Angard will be retained as a consultant to the Company for three years with aggregate payment of $220,000 plus certain benefits. The Company believes the transaction will be finalized and closed shortly.

      The Company has experienced operating losses for the first six months of 1997. Although, the Company's sales typically fluctuate based on seasonal releases of major films and the Company has continued to focus and has moved aggressively to reduce its operating costs, the Company cannot continue to sustain losses or continue to operate without financing in the near future. The Company is negotiating to enter into a Forbearance Agreement (the "Forbearance Agreement") with Foothill Capital Corporation ("Foothill") providing, among other things, that Foothill will refrain from seeking legal or equitable remedies against the Company for breach of the credit line provided by Foothill to the Company and will instead be paid amounts outstanding from the collection of receipts presently outstanding and from the sale of existing inventory. In connection therewith, Senoral, Inc., a company controlled by Alan Saloner, who owns 250,000 shares of Common Stock (or 0.019% of the outstanding Common Stock) and is the general partner of The Saloner Family Investment Limited Partnership, and is the President of Prodispak U.S.A. Inc., has orally committed to lend the Company $600,000 secured by new accounts receivable and, Management understands, has agreed to purchase the outstanding debt, if any, of Foothill from Foothill, existing ninety (90) days after Foothill's collection period, provided the Forbearance Agreement is entered into. The Company has been seeking alternative sources of financing, including short-term lending and seeking investors. However, there can be no assurances that the Company will be able to reach an agreement with Foothill on its line of credit or that such other financing will be available. In the event that the Company is unable to obtain financing in the near future, the Company may be required to seek relief pursuant to a restructuring of the Company.

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

                GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         In May 1997, the Company filed an action in U.S. District Court in California against Mark Hauser, a director and financial advisor of the Company, alleging, among other things, the breach by Mr. Hauser and Tamarix Capital Corporation (of which Mr. Hauser is a principal) of financial advisory services agreements with the Company. On
         August 11, 1997, effective June 3, 1997, the parties entered into a Mutual General Release which provided for, among other things: (i) the dismissal of the lawsuit with prejudice, (ii) the termination of the financial advisory agreements, (iii) the modification of warrants to purchase an aggregate of 379,922 shares of the Company's common stock held by Mr. Hauser and two affiliates of Tamarix to extend the term from August 28, 1999 to June 3, 2000 and reduce the exercise price from $1.50 to $1.00 (subject to adjustments), (iv) the resignation of Mr. Hauser from the Board of Directors, (v) the Company's payment of approximately $900 of expenses of Tamarix and
         (vi) the Company's payment to Tamarix of certain fees in the event that various transactions are consummated on or before December 3, 1998.

         In June 1997, the Company was served with a complaint alleging that Justman Packaging Company ("Justman") is owed a debt of approximately $70,000. Justman is a manufacturer of cardboard displays. The case was filed in Los Angeles County Superior Court in California as Case
         No. BC 171512. The Company has filed its answer denying responsibility for the debt and is investigating potential liability. Management believes the case, if adversely decided, will not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company has a line of credit with Foothill Capital Corporation ("Foothill") which provides for maximum borrowings of $7,500,000 subject to certain conditions. Effective July 22, 1997, Foothill ceased advancing funds to the Company under the Company's revolving line of credit because the Company was no longer in compliance with the lending formulas under the line. As a result of one of the Company's receivables no longer qualifying under the line, the Company was overadvanced approximately $700,000 as of July 22, 1997. The Company is currently in negotiations with Foothill to determine the future of their lending relationship (see "Liquidity and Capital Resources").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         On May 16, 1997, the number of directors of Global One was increased to five (5) and George Vrabeck was elected as a Class I director and William Kampf was elected as a Class II director. In addition, George Vrabeck was elected to serve as the Chief Operating Officer of Global One and the Chief Executive Officer and President of OSP. Effective July 7, 1997, William Righeimer was elected to serve as the Chief Financial Officer and Secretary of Global One.

         On July 31, 1997, Messrs. Angard and Sacks resigned as directors of the Company and Mr. Angard resigned as the Chairman of the Board and Chief Executive Officer. George Vrabeck gave up his titles as President and Chief Operating Officer to succeed as Chairman of the Board and Chief Executive Officer. William Righeimer was also elected as Executive Vice President.

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

                10.1 Mutual General Release, dated as of June 3, 1997, among Global One, Mark Hauser, Ara Cohen, William Spier and Tamarix Capital Corporation

                10.2 Distribution Agreement dated as of June 6, 1997, between the Company and 2d Interactive, Inc.

                10.3 Share Purchase and Sale Agreement dated as of June 6, 1997 between the Company and
                               2d Interactive, Inc.

                11.1           Statement re:  computation of per share earnings



         (b)   Reports on Form 8-K.

               None.

                                 SIGNATURE(S)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.



DATED: August 13, 1997               By:   /s/ George J. Vrabeck
                                        ------------------------------
                                          George J. Vrabeck
                                          Chairman of the Board and
                                          Chief Executive Officer


DATED: August 13, 1997               By:   /s/ William Righeimer
                                        -----------------------------
                                           William Righeimer
                                           Chief Financial Officer and Secretary
                                           (Duly Authorized Officer)

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

10.1 Mutual General Release, dated as of June 3, 1997, among Global One, Mark Hauser, Ara Cohen, William Spier and Tamarix Capital Corporation

10.2 Distribution Agreement dated as of June 6, 1997, between the Company and 2d Interactive, Inc.

10.3 Share Purchase and Sale Agreement dated June 6, 1997 between the Company and 2d Interactive, Inc.

11.1           Statement re:  computation of per share earnings

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.
                          COMPUTATION OF PER SHARE EARNINGS
                                     (UNAUDITED)


                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                -----------------------------
                                                     1997            1996
                                                -------------  --------------
Common stock outstanding at beginning of
  period.....................................     13,010,947       6,448,442
Exercise of stock option.....................          1,000              --
                                                -------------  --------------
Common stock outstanding at end of period....     13,011,947       6,448,442
                                                -------------  --------------
                                                -------------  --------------

Weighted average shares outstanding
  during the period assuming exercise of
  warrants...................................     13,011,947       6,645,157

Shares assumed outstanding approximating
  the number of shares sold (at the net
  offering proceeds per share of $1.26) to
  fund the S Corporation distribution........             --       1,393,550

Shares assumed to be repurchased under
  the treasury stock method at a fair market
  value per share of $1.19 for the three
  months ended March 31, 1996................             --          (2,105)
                                                -------------  --------------

Total                                             13,011,947       8,036,602
                                                -------------  --------------
                                                -------------  --------------

Net loss data (1996 Pro forma):
Loss before income taxes.....................    $ 2,171,488    $ (1,928,904)
Provision (benefit) for income taxes.........          1,054        (603,630)
Minority interest in income of subsidiaries..                         93,726
                                                -------------  --------------
  Net loss...................................    $ 2,172,542    $ (1,231,548)
                                                -------------  --------------
                                                -------------  --------------

Net loss per share (1996 Pro forma):
Loss from operations.........................    $     (0.17)   $      (0.16)
Minority interest in loss of subsidiaries....             --            0.01
                                                -------------  --------------
  Net loss per share.........................    $     (0.17)   $      (0.15)
                                                -------------  --------------
                                                -------------  --------------


                                                             EXHIBIT 11.1