Form 10-Q/A
period 1997-06-30
GLOBAL ONE DISTRIBUTION & MERCHANDISING INC
filed 1997-09-10
CIK 1014664

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q/A

                             AMENDMENT NO. 1 TO

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

                          PART I.     FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS.
- -------------------------------------------------------------------------------

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

6.   WAREHOUSE RELOCATION

          The Company had recorded an accrual for the quarter ended March 31, 1997 in anticipation of entering into an arrangement to outsource its warehouse facility including the inventory, distribution and shipping functions as well as certain accounting functions. The accrual was based on the estimated costs of employee severance arrangements and accrued but unpaid vacation time for employees to be terminated. It also included the estimated physical moving and relocation costs as well as the write-off of leasehold improvements at the Company's current warehouse location. The Company subsequently entered into an outsourcing arrangement with Prodispak U.S.A. Inc. ("Prodispak") (see "Liquidity and Capital Resources"); accordingly the originally anticipated outsourcing did not take place. As a result, the recorded accrual has been significantly reduced (from $1,080,000 to $110,000) because the relocation was within California and not to New Jersey. The current accrual is based on expected equipment and warehouse reconfiguration costs associated with the Prodispak arrangement. Alan Saloner who owns 250,000 shares of Common Stock (or 1.9% of the outstanding Common Stock) and is the general partner of The Saloner Family Investment Limited Partnership (see "Note 7"), is the President of Prodispak.

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

         On July 28, 1997, the Company sold its economic interest in Speedway for $200,000 to The Saloner Family Investment Limited Partnership ("TSFILP"). The Company received payment on the sale date, and will record a gain in the third quarter period. Alan Saloner who owns 250,000 shares of Common Stock (or 1.9% of the outstanding Common Stock) and is the President of Prodispak (see "Note 6"), is the general partner of TSFILP.

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

     On July 28, 1997, the Company sold its economic interest in Speedway for $200,000 to The Saloner Family Investment Limited Partnership. The Company received payment on the sale date, and will record a gain in the third quarter period. Alan Saloner who owns 250,000 shares of Common Stock (or
1.9% of the outstanding Common Stock) and is the President of Prodispak, is the general partner of TSFILP.

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

     The Company has been seeking ways to reduce the Company's cash requirements. Effective July 1, 1997, the Company outsourced all warehousing, assembly, shipping, distribution, data entry and other MIS functions of the Company to Prodispak U.S.A. Inc. ("Prodispak"). The Company had previously signed a letter of intent with a New Jersey-based corporation for this purpose, but an agreement was never reached. Under the outsourcing agreement, Prodispak receives 7-1/4% of the Company's gross sales for providing these services. The arrangement relieves some cash flow limitations on the Company because it reduces the Company's fixed costs. In addition, the arrangement improves inventory management control by, among other things, expediting shipping. The Company has significantly reduced its administrative and warehouse personnel and discontinued many non-performing poster titles, and plans to reduce the number of new licenses signed in 1997. This will reduce the initial cash outlays of pre-production, art and design costs and effort. Alan Saloner who owns 250,000 shares of Common Stock (or 1.9% of the outstanding Common Stock) and is the general partner of The Saloner Family Investment Limited Partnership (see "Note 7" and "Liquidity and Capital Resources"), is the president of Prodispak.

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

      The Company is negotiating an agreement which provides for a $900,000 financing of the Company's operations in connection with the resignation from the Company and partial buy-out of Joseph C. Angard, the Company's Chairman of the Board and Chief Executive Officer and a 35.7% stockholder. The primary terms of the transaction are: (i) the resignation of Mr. Angard and the termination of his employment agreement with the Company, (ii) Mr. Angard's loan of $900,000 to the Company at an interest rate of prime plus 2% secured by certain of the Company's receivables, (iii) Mr. Angard's surrender of 920,000 shares of the Company's common stock ("Common Stock") to the Company, and (iv) the Company's 10-year option to purchase up to 970,000 shares of Common Stock held by Mr. Angard at a purchase price of $1.00 per share. The transaction will be conditioned upon, among other things, the purchase by means of a private placement, facilitated by Miller, Johnson & Kuehn, Incorporated, as selling agent, the Company's placement agent in connection with its private placement of Common Stock effected as of August 1996, of 2,000,000 shares of Common Stock held by Mr. Angard for $0.50 per share. Following the transaction, Mr. Angard will own 1,723,192 shares of Common Stock (or 14.3% of the outstanding Common Stock) and options to purchase 199,998 and 100,002 shares at exercise prices of $1.65 and $1.50, respectively. In addition, Mr. Angard will be retained as a consultant to the Company for three years with aggregate payment of $220,000 plus certain benefits. The Company believes the transaction will be finalized and closed shortly.

      The Company has experienced operating losses for the first six months of 1997. Although, the Company's sales typically fluctuate based on seasonal releases of major films and the Company has continued to focus and has moved aggressively to reduce its operating costs, the Company cannot continue to sustain losses or continue to operate without financing in the near future. The Company is negotiating to enter into a Forbearance Agreement (the "Forbearance Agreement") with Foothill Capital Corporation ("Foothill") providing, among other things, that Foothill will refrain from seeking legal or equitable remedies against the Company for breach of the credit line provided by Foothill to the Company and will instead be paid amounts outstanding from the collection of receipts presently outstanding and from the sale of existing inventory. In connection therewith, Senoral, Inc., a company controlled by Alan Saloner, who owns 250,000 shares of Common Stock (or 1.9% of the outstanding Common Stock) and is the general partner of The Saloner Family Investment Limited Partnership, and is the President of Prodispak U.S.A. Inc., has orally committed to lend the Company $600,000 secured by new accounts receivable and, Management understands, has agreed to purchase the outstanding debt, if any, of Foothill from Foothill, existing ninety (90) days after Foothill's collection period, provided the Forbearance Agreement is entered into. The Company has been seeking alternative sources of financing, including short-term lending and seeking investors. However, there can be no assurances that the Company will be able to reach an agreement with Foothill on its line of credit or that such other financing will be available. In the event that the Company is unable to obtain financing in the near future, the Company may be required to seek relief pursuant to a restructuring of the Company.

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

                                    GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.


DATED: September 4, 1997             By:  /s/ WILLIAM RIGHEIMER
                                        -----------------------------
                                           William Righeimer
                                           Chief Financial Officer
                                           (Duly Authorized Officer)


DATED: September 4, 1997             By:  /s/ KEVIN W. CVENGROS
                                        -----------------------------
                                           Kevin W. Cvengros
                                           Corporate Controller and
                                           Secretary