Form 10-Q
period 1997-09-30
GLOBAL ONE DISTRIBUTION & MERCHANDISING INC
filed 1997-11-19
CIK 1014664

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED:                       COMMISSION FILE NUMBER:
     SEPTEMBER 30, 1997                                 000-21049
     -------------------------                    -----------------------

                    Global One Distribution & Merchandising Inc.
                (Exact name of Registrant as specified in its charter)

               Delaware                                95-4578632
     ----------------------------            ----------------------------
     (State or other jurisdiction            (IRS Employer Identification
     of incorporation or organization)                   Number)

                5548 Lindbergh Lane, Bell, California 90201-6410
               -------------------------------------------------
                (Address and zip code of principal executive offices)

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

                         YES   X        NO
                            -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of Shares Outstanding
          Class                              at November 10, 1997
          -----                              --------------------
          Common Stock, $.01 par value       21,011,947

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                                  TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . .

 Item 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of September 30, 1997
               (Unaudited) and December 31, 1996 . . . . . . . . . . .      3

               Consolidated Statements of Operations for the Nine
               Months Ended September 30, 1997 and 1996
               (Unaudited) . . . . . . . . . . . . . . . . . . . . . .      5

               Consolidated Statements of Operations for the Three
               Months Ended September 30, 1997 and 1996
               (Unaudited) . . . . . . . . . . . . . . . . . . . . . .      7

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1997 and 1996
                    (Unaudited). . . . . . . . . . . . . . . . . . . .      8

               Notes to Unaudited Consolidated
               Financial Statements. . . . . . . . . . . . . . . . . .      10

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .      15


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .      26

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . .      26

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .      26

     Item 4.   Submission of Matters to a Vote of Security Holders . .      27

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . .      27

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .      28

                            PART I.  FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS .
--------------------------------------------------------------------------------

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                             CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)

                                        ASSETS


                                                                                      SEPTEMBER  30,        DECEMBER 31,
                                                                                           1997                 1996
                                                                                      --------------       -------------
CURRENT ASSETS:
 Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     31,494        $     32,248
 Accounts receivable -- trade, net of allowance for doubtful accounts and returns of $1,818,919 and $2,506,893 at September 30, 1997 and
   December 31, 1996, respectively . . . . . . . . . . . . . . . . . . . . . . .           3,120,446           4,667,818
 Inventories (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,180,935           2,560,603
 Prepaid royalty advances. . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,500             576,347
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . .             327,566             643,791
 Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -               1,575,000
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -               1,089,248
                                                                                      --------------      --------------

     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,679,941          11,145,055

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,032,595           1,149,775

GOODWILL, net of accumulated amortization of $590,332 and $222,724 at
 September  30, 1997 and December 31, 1996, respectively . . . . . . . . . . . .           4,139,622           4,550,531

DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             154,917             189,659
                                                                                      --------------      --------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 10,007,075        $ 17,035,020
                                                                                      --------------      --------------
                                                                                      --------------      --------------


                                                                     (CONTINUED)

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                                     (UNAUDITED)

                         LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                      SEPTEMBER  30,        DECEMBER 31,
                                                                                           1997                 1996
                                                                                      --------------       -------------
                                                                                     (UNAUDITED)
CURRENT LIABILITIES:
  Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . .        $        -                   -
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,741,162       $   4,826,256
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             549,826             723,016
  Royalties payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,685,626           1,382,549
  Due to customers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             800,166             253,536
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              53,042              53,042
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             474,603                -
  Current maturities of: . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    Capitalized lease obligations. . . . . . . . . . . . . . . . . . . . . . . .             101,008              95,254
    Subordinated long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .             980,342             675,000

                                                                                      --------------      --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           9,385,775           8,008,653
                                                                                      --------------      --------------


REVOLVING LINE OF CREDIT . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -             3,813,334
CAPITALIZED LEASE OBLIGATIONS,
  less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .              27,145              55,612
               SUBORDINATED LONG-TERM DEBT,
                       less current maturities . . . . . . . . . . . . . . . . .           1,694,556           1,731,904
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized, 30,000,000 shares, issued and outstanding, 13,011,947 and 13,010,947 shares at September 30, 1997
    and December 31, 1996, respectively. . . . . . . . . . . . . . . . . . . . .           2,655,196             130,109
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .           8,856,604          10,639,439
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,612,201)         (7,344,031)
                                                                                      --------------      --------------

      Total stockholders'equity. . . . . . . . . . . . . . . . . . . . . . . . .          (1,100,401)          3,425,517
                                                                                      --------------      --------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     10,007,075    $     17,035,020
                                                                                      --------------      --------------
                                                                                      --------------      --------------


                                                                     (CONCLUDED)


See notes to consolidated financial statements.

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997             1996
                                             ---------------   ------------

NET SALES. . . . . . . . . . . . . . . . .      $ 14,541,826   $ 29,328,465
                                             ---------------   ------------
COST OF SALES:
 Cost of goods sold. . . . . . . . . . . .         6,577,916     16,350,850
 License and royalty expense . . . . . . .         2,742,073      3,166,870
                                             ---------------   ------------

   Total cost of sales . . . . . . . . . .         9,319,989     19,517,720
                                             ---------------   ------------

GROSS PROFIT . . . . . . . . . . . . . . .         5,221,837      9,810,745
                                             ---------------   ------------

OPERATING EXPENSES:. . . . . . . . . . . .
  Warehouse and selling. . . . . . . . . .         4,989,918      7,895,437
  Warehouse relocation (Note 6). . . . . .               -              -
  General and administrative . . . . . . .         3,880,876      4,889,115
                                             ---------------   ------------

    Total operating expenses . . . . . . .         8,870,794     12,784,552
                                             ---------------   ------------

OPERATING LOSS . . . . . . . . . . . . . .        (3,648,957)    (2,973,807)
INTEREST EXPENSE . . . . . . . . . . . . .           525,703        993,717
                                             ---------------   ------------

LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST  . . . . . . . . . . .        (4,174,660)    (3,967,524)
INCOME TAX PROVISION . . . . . . . . . . .         1,093,502     (1,185,583)
                                             ---------------   ------------

LOSS BEFORE MINORITY INTEREST  . . . . . .        (5,268,162)    (2,781,941)
MINORITY INTEREST IN (INCOME)
  LOSS OF SUBSIDIARIES . . . . . . . . . .               -          208,487
                                             ---------------   ------------

NET INCOME (LOSS). . . . . . . . . . . . .     $  (5,268,162)  $ (2,573,454)
                                             ---------------   ------------
                                             ---------------   ------------

                                                                     (CONTINUED)

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                                     (UNAUDITED)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997             1996
                                             ---------------   ------------
NET LOSS DATA (1996 PRO FORMA):
 Loss before income taxes, as reported . .      $ (4,174,660)  $ (3,967,524)
 Provision (benefit) for income taxes. . .         1,093,502       (793,505)
 Minority interest in income of
   subsidiaries. . . . . . . . . . . . . .                          208,487

                                             ---------------   ------------
       Net loss. . . . . . . . . . . . . .      $ (5,268,162)  $ (2,965,532)
                                             ---------------   ------------
                                             ---------------   ------------

NET LOSS PER SHARE (1996 PRO
 FORMA) (Note 5):
 Loss from operations. . . . . . . . . . .      $      (0.40)  $      (0.35)
 Minority interest in income
   of subsidiaries . . . . . . . . . . . .               -             0.02
                                             ---------------   ------------

       Net loss. . . . . . . . . . . . . .      $      (0.40)  $      (0.33)
                                             ---------------   ------------


 Weighted average shares outstanding . . .        13,011,947      8,944,304
                                             ---------------   ------------
                                             ---------------   ------------


See notes to consolidated financial statements.
                                                                     (CONCLUDED)

                                                   THREE MONTHS ENDED
                                             -------------------------------
                                                      SEPTEMBER 30,
                                             -------------------------------
                                                  1997             1996
                                             ---------------   ------------

NET SALES. . . . . . . . . . . . . . . . .      $  3,937,968   $  8,998,664
                                             ---------------   ------------
COST OF SALES:
      Cost of goods sold . . . . . . . . .         2,110,867      5,217,876
      License and royalty expense. . . . .           906,005      1,003,499
                                             ---------------   ------------
              Total cost of sales. . . . .         3,016,872      6,221,375
                                             ---------------   ------------
GROSS PROFIT . . . . . . . . . . . . . . .           921,096      2,777,289
                                             ---------------   ------------
OPERATING EXPENSES:
Warehouse and selling. . . . . . . . . . .         1,293,509      2,617,548
  Warehouse relocation (Note 6). . . . . .          (110,000)         -
  General and administrative . . . . . . .         1,618,499      1,801,095
                                             ---------------   ------------
              Total operating expenses . .         2,802,008      4,418,643
                                             ---------------   ------------
OPERATING LOSS . . . . . . . . . . . . . .        (1,880,912)    (1,641,354)
INTEREST EXPENSE . . . . . . . . . . . . .           122,260        397,266
                                             ---------------   ------------
LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST  . . . . . . . . . . .        (2,003,172)    (2,038,620)
INCOME TAX PROVISION . . . . . . . . . . .         1,092,448     (1,243,583)
                                             ---------------   ------------
LOSS BEFORE MINORITY INTEREST  . . . . . .        (3,095,620)      (795,037)
MINORITY INTEREST IN INCOME
      OF SUBSIDIARIES. . . . . . . . . . .             -            114,761
                                             ---------------   ------------
NET LOSS . . . . . . . . . . . . . . . . .     $  (3,095,620)  $   (680,276)
                                             ---------------   ------------
                                             ---------------   ------------



NET LOSS DATA (1996 PRO FORMA):
  Loss before income taxes, as reported. .     $  (2,003,172)  $ (2,038,620)
  Provision (benefit) for income taxes . .         1,092,448      (189, 875)
  Minority interest in income of
    subsidiaries . . . . . . . . . . . . .             -            114,761

                                             ---------------   ------------
         Net loss. . . . . . . . . . . . .     $  (3,095,620)  $ (1,733,984)
                                             ---------------   ------------
                                             ---------------   ------------

NET LOSS PER SHARE (1996 PRO FORMA) (Note 5):
  Loss from operations . . . . . . . . . .     $       (0.24)  $      (0.18)
  Minority interest in income of
    subsidiaries . . . . . . . . . . . . .             -               0.01
                                             ---------------   ------------
        Net loss . . . . . . . . . . . . .     $       (0.24)  $      (0.17)
                                             ---------------   ------------
Weighted average shares outstanding. . . .        13,011,947     10,069,810
                                             ---------------   ------------
                                             ---------------   ------------

                                                                     (CONCLUDED)

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997             1996
                                             ---------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . .    $   (5,268,162)  $ (2,573,454)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization. . . . .           719,172        336,159
    Provision for warehouse relocation . .             -              -
    Write-off of prepaid royalty
     advances. . . . . . . . . . . . . . .           556,846       (311,679)
    Minority interest in income of
     subsidiaries. . . . . . . . . . . . .             -            (61,505)
    Write-off of deferred income tax
     assets. . . . . . . . . . . . . . . .         1,089,247     (1,085,156)
  Changes in operating assets and
    liabilities:
    Accounts receivable. . . . . . . . . .         1,547,372      1,650,634
    Inventories. . . . . . . . . . . . . .         1,379,667       (797,807)

    Prepaid expenses and other current
     assets. . . . . . . . . . . . . . . .           316,225       (489,154)
    Accounts payable . . . . . . . . . . .           (85,092)       699,108
    Accrued expenses . . . . . . . . . . .          (173,190)       (35,702)
    Royalties payable. . . . . . . . . . .           303,076       (350,665)
    Due to customers . . . . . . . . . . .           546,630         41,650
    Income taxes payable . . . . . . . . .             -           (153,914)
                                             ---------------   ------------
      Net cash provided by (used in)
        operating activities . . . . . . .           931,791     (3,131,485)
                                             ---------------   ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of property and equipment . .          (133,086)      (177,528)
    Payment of merger costs. . . . . . . .             -           (554,724)
    Organization costs . . . . . . . . .               -            (10,377)
    Deposits . . . . . . . . . . . . . . .            34,742        (32,341)
                                             ---------------   ------------
      Net cash used in investing
        activities . . . . . . . . . . . .           (98,344)      (774,970)
                                             ---------------   ------------

                                                                     (CONTINUED)

            GLOBAL ONE DISTRIBUTION & MERCHANDISING INC. AND SUBSIDIARIES

                                     (UNAUDITED)


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997             1996
                                             ---------------   ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:. . . . . . . . . . . . . . .
  Net (repayment) borrowings on line
    of credit. . . . . . . . . . . . . . .   $    (3,813,334)  $    631,071
 Payments on subordinated debt . . . . .             267,993       (531,460)
    Proceeds from issuance of
       shareholders loans. . . . . . . . .             -          2,350,000
    Repayment of shareholder loans . . . .             -         (1,250,000)
    Proceeds of notes receivable . . . . .         1,575,000          -
    Proceeds of notes payable. . . . . . .         1,194,331          -
    Dividends paid . . . . . . . . . . . .             -         (2,465,820)
    Proceeds from issuance of common
       stock in private placement. . . . .             -          6,486,357
    Payment of stock offering costs. . . .             -         (1,311,713)
    Proceeds from issuance of warrants . .             -              2,500
    Proceeds from exercise of stock
       options . . . . . . . . . . . . . .           22,522         -
    Payment on capital lease obligations .           (80,713)       (61,314)
                                             ---------------   ------------
       Net cash provided by (used in)
       financing  activities . . . . . . .          (834,201)     3,831,627
                                             ---------------   ------------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS. . . . . . . .              (754)       (74,828)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD. . . . . . . . . . .            32,248         74,828
                                             ---------------   ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD. . . . . . . . . . . . . .    $       31,494   $          0
                                             ---------------   ------------
                                             ---------------   ------------

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest . . . . . . . . . . . . . . .    $      400,612   $    885,053
    Income taxes . . . . . . . . . . . . .    $           -    $      7,000

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

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          -----------------------------------------------------------------

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of operations and of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Global One Distribution & Merchandising Inc. ("Global One" or the "Company") without audit. In the opinion of management, all adjustments have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 1997 and for the nine-month period then ended.

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

The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:
                                   SEPTEMBER 30,       DECEMBER 31,
                                       1997                1996
                                   -------------       ------------

     Products in process           $    108,174        $    252,893
     Finished products                  857,341           1,796,604
     Packaging materials                215,420             511,106
                                   -------------       ------------

                                   $  1,180,935        $  2,560,603
                                   -------------       ------------
                                   -------------       ------------

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

4. SALE OF SDI AND PRO FORMA RESULTS OF OPERATION

In 1996, OSP entered into an agreement with the minority shareholder and President of Stanley DeSantis, Inc. ("SDI") under which the minority shareholder had an option to purchase the 51% ownership of SDI held by OSP at a determined price. Effective December 31, 1996, the minority shareholder exercised the option and purchased the 51% of the common stock of SDI held by OSP for total consideration of $1,575,000. The consolidated financial statements of the Company include the statement of operations for SDI for only the nine months ended September 30, 1996. The consolidated balance sheet at December 31,1996
reflected the sale of SDI.   Net sales and the net loss of SDI for the nine
months ended September 30, 1996 were approximately $13.3 million and $425,000, respectively.

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

                                                    NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1996
                                                    ------------------
                                                      (IN THOUSANDS)
                                                    ------------------
          Net sales. . . . . . . . . . . . . . . .     $   17,844
          Cost of sales. . . . . . . . . . . . . .         11,045
                                                    ------------------
          Gross profit . . . . . . . . . . . . . .          6,799
          Operating expenses . . . . . . . . . . .          9,896
                                                    ------------------
          Operating loss . . . . . . . . . . . . .         (3,097)
          Interest expense . . . . . . . . . . . .            833
                                                    ------------------
          Loss before taxes. . . . . . . . . . . .         (3,930)
          Provision for income taxes . . . . . . .            187
                                                    ------------------
          Net loss . . . . . . . . . . . . . . . .      $  (4,117)
                                                    ------------------
                                                    ------------------
          Net loss per share . . . . . . . . . . .      $   (0.32)
                                                    ------------------
                                                    ------------------
          Weighted average shares outstanding. . .         12,994
                                                    ------------------
                                                    ------------------


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

6.  WAREHOUSE RELOCATION

     The Company had recorded an accrual for the quarter ended March 31, 1997 in anticipation of entering into an arrangement to outsource its warehouse facility including the inventory, distribution and shipping functions as well as certain accounting functions. The accrual was based on the estimated costs of employee severance arrangements and accrued but unpaid vacation time for employees to be terminated. It also included the estimated physical moving and relocation costs as well as the write-off of leasehold improvements at the Company's current warehouse location. The Company subsequently entered into an outsourcing arrangement with Prodispak U.S.A. Inc. ("Prodispak"), of which Alan Saloner, the owner of 250,000 shares of Common Stock, is President (see "Liquidity and Capital Resources"); accordingly, the originally anticipated outsourcing did not
take place.   As a result, the recorded accrual was significantly reduced (from
$1,080,000 to $110,000) primarily due to a change in relocation plans to remain
in California rather than moving to New Jersey.   After an approximate two-month
trial period, the Company decided, by mutual agreement with Prodispak, to terminate the outsourcing arrangement effective September 30, 1997. The Company currently has no plans to relocate the warehouse; therefore, the recorded accrual has been reduced to zero.

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

     On July 28, 1997, the Company sold its economic interest in Speedway for $200,000 to The Saloner Family Investment Limited Partnership ("TSFILP"). The Company received payment on the sale date, and will record the difference between the sale price and the investment amount as a loan payable to TSFILP in the third quarter period. Alan Saloner who owns 250,000 shares of Common Stock (or 1.2% of the outstanding Common Stock) and is the President of Prodispak (see "Note 6"), is the general partner of TSFILP.

8.   WRITE-OFF OF DEFERRED TAX ASSETS AND PREPAID ROYALTIES

     As a result of the merger described in Note 3, OSP's S Corporation election was terminated and the Company recognized a current deferred tax asset representing the cumulative temporary differences as of the termination date (August 28, 1996). The recorded asset consisted of the following:

          Allowances for doubtful accounts and returns . . .    $ 1,077,658
          Inventory reserve. . . . . . . . . . . . . . . . .        362,659
          Inventory cost capitalization. . . . . . . . . . .        128,570
          Net operating loss carryforwards . . . . . . . . .        579,498
          Other. . . . . . . . . . . . . . . . . . . . . . .         20,640
                                                                -----------
                      Deferred tax assets. . . . . . . . . .      2,169,025
                                                                -----------
          Management fee income. . . . . . . . . . . . . . .       (333,250)
          Accrued vacation liability . . . . . . . . . . . .        (65,643)
          Depreciation . . . . . . . . . . . . . . . . . . .        (21,500)
                                                                -----------
                      Deferred tax liabilities . . . . . . .       (420,393)
                      Valuation allowance. . . . . . . . . .       (659,385)
                                                                -----------
                      Net deferred tax assets. . . . . . . .      1,089,247
                                                                -----------
                                                                -----------

With the foreclosure against OSP's assets as described in Note 9, these deferred tax assets were rendered of no value and written-off.

In the current financial period, the Company reviewed the content of its prepaid royalty accounts and determined that approximately $720,000 in advances was unlikely to be recovered as the result of Global One's inability to utilize prepaid licensing rights obtained from OSP through the purchase of assets and the subsequent transfer to Erekesef. See Note 9. Accordingly, this amount was written off to royalty expense in the current period.

9.   CERTAIN INDEBTEDNESS

     Effective August 1, 1997, the Company entered into a Stock Purchase and Loan Agreement (the "Agreement") with Joseph C. Angard, the Company's former Chairman of the Board and Chief Executive Officer and formerly a 35.7% stockholder ("Angard"), and Miller, Johnson & Kuehn, Incorporated ("Miller Johnson") which provides for, among other things, (i) Miller Johnson selling on a "best efforts" basis up to 2,000,000 shares of Common Stock owned by Angard for $0.50 per share in a private placement (the "Private Placement"), (ii) Angard's loan of $900,000 to the Company at an interest rate of prime plus 2% secured by certain of the Company's receivables, (iv) Angard's surrender of 920,000 shares of Common Stock to the Company and (v) the Company's 10-year option to purchase up to 970,000 shares of Common Stock held by Angard at a purchase price of $1.00 per share.

     As of September 3, 1997, Angard had sold 1,646,100 shares in the Private Placement and loaned $720,000 to the

Company. Miller Johnson has indicated that it will not sell any more shares of Angard's Common Stock. Accordingly, the Company will not receive the remaining loan proceeds ($180,000) from Angard. The parties are currently negotiating the retirement of Angard's shares as contemplated by the Agreement.

     Effective August 1, 1997, the Company entered into an agreement (the "Forbearance Agreement") with its lender, Foothill Capital Corporation ("Foothill"), whereby Foothill agreed to not enforce certain of its remedies available as a result of the Company's default under its line of credit until October 1, 1997. In connection with the Forbearance Agreement, on August 28, 1997, Senoral, Inc., a creditor of the Company ("Senoral"), purchased Foothill's rights under the line of credit for approximately $342,000. Effective September 11, 1997, Senoral began advancing funds to the Company under the line of credit. Senoral is controlled by Alan Saloner.

     As a result of the Company's default under the Senoral loan, Senoral foreclosed against OSP's assets (the "Assets") through a public sale of the Assets on October 8, 1997. Senoral purchased the Assets in the public sale for $1,000,000. In connection with the public sale, Global One and OSP waived their rights to, among other things, certain notices, rights of redemption and rights to object to the form of the sale.

     The book value of the Assets at September 30, 1997 was as follows:

ASSETS AS OF September 30, 1997            OSP PUBLISHING, INC.

CURRENT ASSETS

Cash                                       $    152,157
Accounts Receivable - trade                   1,829,403
Inventories                                     798,999
Royalty Advances                                    -
Deferred Income Taxes                               -
Prepaid and Other Current Assets                 92,548

                                           ------------
     Total Current Assets                     2,873,107

PROPERTY & EQUIPMENT (net)                      863,852

INTERCOMPANY ACCOUNTS                        (2,716,764)
DEPOSITS                                        172,197

GOODWILL/OTHER ASSETS (net)                      (7,254)

TOTAL ASSETS                               $  1,185,138
                                           ------------
                                           ------------

     Management believes that, due to the nature of the Assets, certain of the Assets did not receive full value and that other Assets were non-transferable or could not in any event be sold or transferred. Following the sale, a deficiency of approximately $770,000 was still owed by the Company to Senoral. As of November 13, 1997, the amount outstanding under the Senoral line of credit was $1,033,486.

     Subsequent to the public sale, the Assets were sold to L.J.R. Trading, Inc., a California corporation ("LJR") and a wholly owned subsidiary of Erekesef Securities Limited, a British Virgin Islands company ("Erekesef").

     Effective October 24, 1997, the Company and Erekesef entered into a Share Exchange Agreement whereby the Company agreed to purchase all of the outstanding stock of LJR in exchange for the 8,000,000 shares of the Company's common stock. In connection with the transaction, the Company agreed to increase the number of directors on the Board of Directors to seven and Erekesef will have the right to appoint up to three members to the Board.

     Global One entered into a Loan and Security Agreement, dated October 7, 1997, with Safcor, Inc., a company affiliated with Alan Saloner, providing for a six-month loan of $800,000 to Global One bearing interest at the rate of 3% over prime and secured by the Company's accounts receivable. The Company anticipates that the proceeds from this loan will be used to pay down the remaining amounts owed to Senoral.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

     The business of the Company has been conducted through the Company's subsidiaries, OSP Publishing, Inc. ("OSP"), BEx Corp. ("BEx") and, since August 28, 1996, Kelly Russell Studios, Inc. ("KRSI"), each of which conducts a distinct business. On October 8, 1997, the assets of OSP were sold at a public sale, and on October 27, 1997, the Company purchased those assets from a third party. See "Liquidity and Capital Resources." Global One, formerly through OSP, develops and markets posters incorporating primarily licensed images and characters from motion pictures, television, animation, music, sports and popular culture. BEx develops and markets licensed and non-licensed buttons, key rings and stickers. KRSI creates, markets and distributes sports related art for the collectible market. Prior to 1997, the Company owned 51% of Stanley
DeSantis, Inc. ("SDI").   SDI was sold on December 31, 1996 to the minority
stockholder.   SDI developed and marketed licensed and non-licensed T-shirts, sweatshirts, hats, boxer shorts and mugs.

The following tables set forth the net sales, total cost of sales and gross profit of OSP, SDI, KRSI, BEx and the Company for the three and nine months ended September 30, 1996 and 1997.



                                           FOR THE THREE MONTHS ENDED                         FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                     SEPTEMBER  30,
                                    ----------------------------------------------    ---------------------------------------------
                                             1996                     1997                   1996                     1997
                                    --------------------   -----------------------    --------------------   ----------------------
                                                 % OF                        % OF                  % OF                     % OF
                                      AMOUNT     SALES       AMOUNT         SALES      AMOUNT      SALES       AMOUNT        SALES
                                      ------     -----       ------         -----      ------      -----       ------        -----
                                              (DOLLARS IN MILLIONS)                             (DOLLARS IN MILLIONS)
 NET SALES
   OSP . . . . . . . . . . . . . .  $    5.0      100.0%   $      2.2       100.0%  $    14.9       100.0%   $    11.3       100.0%
   Global One. . . . . . . . . . .         -          -           0.6       100.0           -           -          0.6       100.0
   SDI (1) . . . . . . . . . . . .       3.6      100.0             -           -        13.3       100.0            -          -
   KRSI (2). . . . . . . . . . . .       0.2      100.0           1.0           -         0.2       100.0          1.6       100.0
   BEx . . . . . . . . . . . . . .       0.2      100.0           0.2       100.0         0.9       100.0          1.0       100.0
                                    --------               ----------               ---------                ---------
   Company . . . . . . . . . . . .  $    9.0      100.0    $      3.9       100.0   $    29.3       100.0    $    14.5       100.0
                                    --------               ----------               ---------                ---------
                                    --------               ----------               ---------                ---------
 COST OF GOODS SOLD
   OSP . . . . . . . . . . . . . .  $    2.7       54.0    $      1.8        81.8   $     7.1        47.7    $     5.6        49.6
   Global One. . . . . . . . . . .         -          -           0.1         4.5           -           -          0.1        16.7
   SDI (1) . . . . . . . . . . . .       2.3       63.9             -           -         8.5        63.9            -          -
   KRSI (2). . . . . . . . . . . .       0.1       50.0           0.2           -         0.1        50.0          0.4        25.0
   BEx . . . . . . . . . . . . . .       0.1       50.0           0.1        50.0         0.7        77.8          0.5        50.0
                                    --------               ----------               ---------                ---------
   Company . . . . . . . . . . . .  $    5.2       57.8    $      2.2        53.8   $    16.4        56.0    $     6.6        45.5
                                    --------               ----------               ---------                ---------
                                    --------               ----------               ---------                ---------
 LICENSE AND ROYALTY
 EXPENSE
   OSP . . . . . . . . . . . . . .  $    0.6       12.0    $      0.4        18.2   $     1.9        12.8   $      2.0        17.7
   Global One. . . . . . . . . . .         -          -           0.1         4.5           -           -          0.1        16.7
   SDI (1) . . . . . . . . . . . .       0.3        8.3             -           -         1.1         8.3            -           -
   KRSI (2). . . . . . . . . . . .         -          -           0.4        40.0           -           -          0.5        31.3
   BEx . . . . . . . . . . . . . .       0.1       50.0             -           -         0.1        11.1          0.1        10.0
                                    --------               ----------               ---------                ---------
   Company . . . . . . . . . . . .  $    1.0       11.1    $      0.9        23.1   $     3.1        10.6   $      2.7        18.6
                                    --------               ----------               ---------                ---------
                                    --------               ----------               ---------                ---------
 Total Cost of Sales
   OSP . . . . . . . . . . . . . .  $    3.3       66.0    $      2.2       100.0   $     9.0        60.4   $      7.6        67.3
   Global One. . . . . . . . . . .         -          -           0.2         9.1           -           -          0.2        33.3
   SDI (1) . . . . . . . . . . . .       2.6       72.2             -           -         9.6        72.2            -           -
   KRSI (2). . . . . . . . . . . .       0.1       50.0           0.6           -         0.1         0.8          0.9        56.3



   BEx . . . . . . . . . . . . . .       0.2      100.0             -           -         0.8        88.9          0.6        60.0
                                    --------               ----------               ---------                ---------
   Company . . . . . . . . . . . .  $    6.2       68.9    $      3.0        76.9   $    19.5        66.6    $     9.3        64.1
                                    --------               ----------               ---------                ---------
                                    --------               ----------               ---------                ---------


 GROSS PROFIT
   OSP . . . . . . . . . . . . . .  $    1.7       34.0    $        -           -   $     5.9        39.6    $      3.7       32.7
   Global One. . . . . . . . . . .         -          -           0.4        18.2           -           -           0.4       66.7
   SDI (1) . . . . . . . . . . . .       1.0       27.8             -           -         3.7        27.8             -          -
   KRSI (2). . . . . . . . . . . .       0.1       50.0           0.4           -         0.1         0.8           0.7       43.8
   BEx . . . . . . . . . . . . . .         -          -           0.1       100.0         0.1        11.1           0.4       40.0
                                    --------               ----------               ---------                ---------
   Company . . . . . . . . . . . .  $    2.8       31.1    $      0.9        23.1   $     9.8        33.4    $      5.2       35.9
                                    --------               ----------               ---------                ---------
                                    --------               ----------               ---------                ---------


--------------------------------------
(1) Sold effective December 31,1996
(2) Acquired on August 28, 1996

The following tables set forth the percentage of net sales of certain income and expense items for the three months and nine months ended September 30, 1996 and 1997.

                                          PERCENTAGE OF
                                            NET SALES
                                       THREE MONTHS ENDED      *PERIOD TO PERIOD
                                          SEPTEMBER 30,        PERCENTAGE CHANGE

                                        1996         1997        1996 vs. 1997


Net sales                               100.0 %      100.0%         (56.2)
Cost of goods sold                       57.8         53.8          (59.6)
License and royalty expense              11.1         23.0           (9.7)
Gross profit                             31.1         23.4          (66.8)

Warehouse and selling expenses           29.1         32.9          (50.6)
Warehouse relocation                     -            (2.8)        (100.0)
General and administrative              20.0          41.1          (10.1)
Operating loss                         (18.2)        (47.8)          14.6
Interest expense                         4.4           3.1          (69.2)

Income tax provision                   (12.2)         27.7         (187.9)
Minority interest in income of           1.3            -          (100.0)
subsidiaries
Net loss                                (7.6)        (78.6)         355.1

--------------------------------------
* Based on dollar amounts on page 7.

                                          PERCENTAGE OF
                                            NET SALES
                                        NINE MONTHS ENDED      *PERIOD TO PERIOD
                                          SEPTEMBER 30,        PERCENTAGE CHANGE



                                        1996         1997        1996 vs. 1997

Net sales                              100.0 %     100.0%           (50.4)
Cost of goods sold                      56.0         45.2           (59.8)
License and royalty expense             10.6         18.9           (13.4)
Gross profit                            33.4         35.9           (46.8)
Warehouse and selling expenses          27.0         34.3           (36.8)
Warehouse relocation                     -            -                -
General and administrative              16.7         26.7           (20.6)
Operating loss                         (10.2)       (25.1)           22.7
Interest expense                         3.4         3.6            (47.1)
Income tax provision                    (3.8)        7.5            (192.2)
Minority interest in income of           0.7          -             (100.0)
subsidiaries
Net loss                                (8.9)       (36.2)           104.7

--------------------------------------
*Based on dollar amounts on page 5.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's net sales decreased $14.8 million, or 50.4%, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This decrease was primarily a result of the sale of SDI on December 31, 1996, which contributed sales of $13.3 million in the nine months ended September 30, 1996. OSP experienced decreased sales of $3.6 million, or 24.2%, for the nine months ended September 30, 1997 compared with 1996. This decrease can be attributed to unusually high returns and the phasing out of OSP as a Company subsidiary. See "Liquidity and Capital Resources." The decrease was offset by sales of products acquired from Zanart Entertainment in late 1996, which consisted primarily of STAR WARS framed prints associated with the re-release of the trilogy of movies produced by Lucasfilms. BEx's sales increased $0.1 million, or 11.1%, for the three quarters compared with the comparable period in 1996 as a result of the redirection of marketing and sales efforts which focuses on sales of key licensed products and products produced for major movie promotions. KRSI was merged into the Company effective August 28, 1996 and contributed sales of $1.6 million for the nine months ended September 30, 1997.

     Cost of goods sold decreased $9.8 million, or 59.8%, for the nine months ended September 30, 1997 to $6.6 million compared with $16.4 million for the same period in 1996. As a percentage of net sales, cost of goods sold decreased to 45.5 % for the nine months ended September 30, 1997 from 56.0% for the nine months ended September 30, 1996. The Company's cost of goods sold decreased primarily because SDI, which historically has had a higher cost of goods sold percentage, had costs of $8.5 million for the nine months ended September 30, 1996.

     OSP's cost of goods sold decreased $1.5 million, or 21.1%, for the nine months ended September 30, 1997 to $5.6 million compared to $7.1 million for the same period in 1996. For the first three quarters of 1997, OSP's costs of goods sold as a percentage of net sales was 49.6% compared with 47.7% in the first three quarters of 1996. This is primarily due to increased reserves for obsolete inventories.

     BEx's cost of goods sold for the first three quarters of 1997 was $0.5 million, or 50.0 % of net sales, compared with $0.7 million, or 77.8% of net sales, for the first three quarters of 1996. The decrease in cost of goods sold as a percentage of net sales is due primarily to management's planned reduction of inventory SKU's which eliminated the need for substantial write-offs.

     KRSI's cost of goods sold as a percentage of net sales for the nine-month period was 25.0%.

     License and royalty expense as a percentage of net sales increased to 18.6% for the nine months ended September 30, 1997 from 10.6% for the nine months
ended September 30, 1996.   OSP's royalty rate increased to 17.7% for the nine
months ended September 30, 1997 from 12.8 % for the same period in 1996 due primarily to the write-off of unrecoverable royalty advances and the discontinuation of several underperforming OSP licenses. Additionally, SDI, which has historically had the lowest royalty rate, had a royalty rate of 8.3% in the nine-month period ended September 30, 1996, which lowered the Company's combined royalty rate. Since SDI was sold on December 31, 1996, this effect was not present in the nine-month period ended September 30, 1997.

     Warehouse and selling expenses decreased $2.9 million, or 36.8%, to $5.0 million for the nine months ended September 30, 1997 from $7.9 million for the same period in 1996. SDI had costs of approximately $1.4 million which
represented approximately 4.8% of net sales.   The remaining decreases after
removing the effect of SDI were primarily the result of lower salaries and wages as well as efficiencies with the cost reductions of BEx, which more than offset the increase associated with the addition of KRSI. Warehouse and selling expenses as a percentage of net sales increased to 34.3% for the nine months ended September 30, 1997 from 27.0% for the same period in 1996 due to the sale of SDI which had lower warehouse and selling expenses as a percentage of net sales than OSP.

     Warehouse relocation expense has been reduced to zero since the arrangement with Prodispak was terminated effective October 1, 1997 (see "Liquidity and Capital Resources").

     General and administrative expenses decreased by $1.0 million, or 20.6 %, to $3.9 million for the nine months ended September 30, 1997 from $4.9 million for the same period in 1996 due primarily to the sale of SDI. SDI contributed approximately $1.9 million in general and administrative costs in the nine-month
period ended September 30,  1996.   Offsetting that decrease were increases in
general and administrative costs primarily as a result of higher amortization due to the goodwill from the KRSI acquisition, which totaled $368,000 for the nine months ended September 30, 1997. Other increased costs were insurance and professional fees as a result of being a public entity.

     Interest expense decreased $468,000, or 47.1%, to $526,000 for the nine months ended September 30, 1997 from $994,000 for the same period in 1996. The decrease in interest expense is due primarily to the sale of SDI and the paydown of the line of credit with Foothill Capital Corp.

     The Company recorded income tax benefits of approximately $1.2 million in the first three quarters of 1996 as a result of the change in income tax status from an S Corporation to a C Corporation in connection with the completion of the merger and private placement that became effective August 28, 1996. There was a $1.0 million provision in the first three quarters of 1997 as a result of writing off the previously recorded benefits due to the Company's inability to use them.

     For the nine months ended September 30, 1996, 49.0% of the income of SDI
was allocated to the minority stockholder and totaled $208,487.   Since SDI was
sold on December 31, 1996, there was no allocation of profit or loss in 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's net sales decreased $5.1 million, or 56.2%, for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This decrease was primarily a result of the sale of SDI on December 31, 1996, which contributed sales of $3.6 million in the three months ended September 30, 1996. OSP experienced decreased sales of $2.8 million, or 56.0%, for the three months ended September 30, 1997 compared with 1996. This decrease can be attributed to processing of a backlog of credits for returns and an accrual recorded in anticipation of returns from a major customer and the phasing out of OSP as a Company subsidiary. BEx's sales decreased $0.1 million, or 50.0%, for the quarter compared with the comparable period in 1996 as a result of the redirection of marketing and sales efforts which focuses on sales of key licensed products and products produced for major movie promotions; there were no such promotions in the third quarter of 1997. KRSI was merged into the Company effective August 28, 1996 and contributed sales of $1.0 million for the quarter ended September 30, 1997 compared to sales of $200,000 for the same period in 1996.

     Cost of goods sold decreased $3.1 million, or 59.6%, for the three months ended September 30, 1997 to $2.1 million compared with $5.2 million for the same period in 1996. As a percentage of net sales, cost of goods sold decreased to 53.8% for the three months ended September 30, 1997 from 57.8% for the three months ended September 30, 1996. The Company's cost of goods sold decreased primarily because SDI, which historically has had a higher cost of goods sold percentage, had costs of $2.3 million for the three months ended September 30, 1996.

     OSP's cost of goods sold decreased $900,000, or 33.3%, for the three months ended September 30, 1997 to $1.8 million compared to $2.7 million for the same period in 1996. For the third quarter of 1997, OSP's costs of goods sold as a percentage of net sales was 81.8% compared with 54.0% in the third quarter of 1996. This is primarily due to the processing of a backlog of credits for returns which decreased net sales.

     BEx's cost of goods sold for the third quarter of 1997 was $158,000, or 61.9% of net sales, compared with $168,000, or 66.6% of net sales, for the third quarter of 1996. The decrease in cost of goods sold as a percentage of net sales is due primarily to the write-down of certain inventory upon the relocation of the Company's manufacturing and sales operations from Michigan to Bell, California in 1996.

     KRSI's cost of goods sold as a percentage of net sales for the third quarter was 20.0% compared to 50.0% in 1996.

     License and royalty expense as a percentage of net sales increased to 23.1% for the three months ended September 30, 1997 from 11.1% for the three months ended September 30, 1996. OSP's royalty rate increased to 18.2% for the three months ended September 30, 1997 from 12.0% for the same period in 1996 due primarily to the write-off of prepaid royalties and the discontinuation of several underperforming OSP licenses. Additionally, SDI, which has historically had the lowest royalty rate, had a royalty rate of 8.3% in the third quarter of 1996, which lowered the Company's combined royalty rate. Since SDI was sold on December 31, 1996, this effect was not present in the third quarter of 1997.

     Warehouse and selling expenses decreased $1.3 million, or 50.6%, to $1.3 million for the three months ended September 30, 1997 from $2.6 million for the same period in 1996. SDI had costs of approximately $345,000 which represented approximately 3.8% of net sales. The remaining decreases after removing the effect of SDI were primarily the result of lower sales, which more than offset the increase associated with the addition of KRSI. Warehouse and selling expenses as a percentage of net sales increased to 32.9% for the three months ended September 30, 1997 from 29.1% for the same period in 1996 due to the sale of SDI which had lower warehouse and selling expenses as a percentage of net sales than OSP.

     Warehouse relocation expense has been reduced to zero since the arrangement with Prodispak was terminated effective October 1, 1997 (see "Liquidity and Capital Resources").

     General and administrative expenses decreased by $183,000, or 10.1%, to $1.6 million for the three months ended September 30, 1997 from $1.8 million for the same period in 1996 due primarily to the sale of SDI. SDI contributed approximately $720,000 in general and administrative costs in the third quarter
of 1996.   Offsetting that decrease were increases in general and administrative costs primarily as a result of higher amortization due to the goodwill from the KRSI acquisition, which totaled $121,000 for the three months ended 1997. Other increased costs were insurance and professional fees as a result of being a public entity and an accrual for possible litigation claims regarding the closing of OSP.

     Interest expense decreased $275,000, or 69.2%, to $122,000 for the three months ended September 30, 1997 from $397,000 for the same period in 1996. The decrease in interest expense is due primarily to the sale of SDI and the paydown of the line of credit from Foothill Capital Corporation.

     The Company recorded income tax benefits of approximately $1.2 million in the third quarter of 1996 as a result of the profits of the Company's 49.0% owned subsidiary, SDI, which was sold on December 31, 1996. There was a $1.0 million provision in the third quarter of 1997 as a result of writing off the previously recorded benefits due to the inability to use them.

     In the third quarter of 1996, 49.0% of the income of SDI was allocated to the minority stockholder and totaled $115,000. Since SDI was sold on December 31, 1996, there was no allocation of profit or loss in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, working capital was a deficit of approximately $4.7 million primarily as a result of the Company's writing off of $1.7 million of current assets which were deemed to be of no value in the third quarter, and the processing of credit for returns against accounts receivable. In addition, debit accounts payable balances aggregating approximately $110,000 were written off and accruals for litigation and legal fees aggregating $150,000 were recorded.

     Net cash provided by operating activities during the nine months ended September 30, 1997 was $931,791 due primarily to the reductions in inventories and increase in royalties payable, which were partially offset by increases in prepaid royalty advances and reductions in accounts receivable and accounts payable. Net cash used in investing activities was $98,344 primarily as a result of the purchase of property and equipment. Net cash used in financing activities during the nine months ended September 30, 1997 was $834,201 due primarily to proceeds from the collection of the note receivable from the sale of SDI partially offset by repayment of a portion of the revolving line of credit as well as payment of subordinated debt to a vendor.

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

     On December 31, 1996, the Company consummated the sale of its 51%-owned subsidiary, SDI, pursuant to a redemption of all of the SDI stock held by OSP (the "SDI Stock"). Following the redemption, Stanley DeSantis, SDI s President and the owner of the remaining 49%, was the sole stockholder of SDI. In consideration of the SDI Stock, the Company received an aggregate of $1.575 million, $417,000 of which was paid upon the redemption and $1,158,000 of which
was paid on February 28, 1997.   The consideration for the SDI Stock was based
upon a formula relating to SDI s prior four years of operating income.

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

     On July 28, 1997, the Company sold its economic interest in Speedway for $200,000 to The Saloner Family Investment Limited Partnership ("TSFILP"). The Company received payment on the sale date, and recorded the difference between the sale price and the investment amount as a loan payable to TSFILP in the third quarter period. Alan Saloner who owns 250,000 shares of Common Stock and is the President of Prodispak, is the general partner of TSFILP.

     The Company has been seeking ways to reduce the Company's cash requirements. Effective July 1, 1997, the Company outsourced all warehousing, assembly, shipping, distribution, data entry and other MIS functions of the Company to Prodispak U.S.A. Inc. ("Prodispak"). The Company had previously signed a letter of intent with a New Jersey-based corporation for this purpose, but an agreement was never reached. Under the outsourcing agreement, Prodispak received 7-1/4% of the Company's gross sales for providing these services. The arrangement was intended to relieve some cash flow limitations on the Company by reducing the Company's fixed costs. However, effective September 30, 1997 the arrangement was terminated by the Company upon mutual agreement with Prodispak.

     On June 6, 1997, the Company entered into a 10-year distribution agreement (the "Distribution Agreement") with 2d Interactive, Inc. ("2d"), a media company with an electronic merchandising kiosk used in the display and sale of posters and advertising images ("PosterCruisers") and other media programs. The Distribution Agreement provides that the Company will serve as 2d's exclusive placement agent for PosterCruisers and certain merchandise-based products. The Company has agreed to place and maintain a minimum number of PosterCruisers each year at various retailer distributors and to manage all aspects of 2d's poster distribution program. In addition, 2d will serve as the Company's exclusive placement agent for certain of the Company's media programs and advertising, with such media advertising being placed on PosterCruisers as well as other media programs. The Company will receive all revenues from the sale of posters to the Company's retail accounts under the Distribution Agreement and 2d will receive a royalty of 6-1/2% of the net sales of all of 2d's products distributed and sold to the Company's accounts. In addition, 2d will pay the Company a media fee for the placement of PosterCruisers and non-PosterCruisers media programs and the sale of media advertising through existing Company displays in an amount ranging from 8% to 50% of the revenues from such programs (based on the type of media program and 2d's allocation of total media advertising between advertisers, media programs and locations), a portion of which the Company may be required to pass on to the retailers. Subsequent to entering into the Distribution Agreement, verbal modifications to the Distribution Agreement were made by the parties throughout July 1997. The transactions contemplated by the Distribution Agreement have not yet been consummated and the parties are currently in negotiations regarding the status of the transactions.

     In connection with the Distribution Agreement, on June 6, 1997, the Company entered into a Share Purchase and Sale Agreement (the "Stock Exchange Agreement") which provides for, among other things, (i) the Company's issuance to 2d of an aggregate of 550,00 shares of common stock to be issued upon 2d's raising (A) $2,500,000 on or prior to within 18 months of closing the transaction and (B) $5,000,000 (including the amount set forth in clause (A)) within 24 months of closing the transactions, (ii) 2d's issuance to the Company of an aggregate of 78,500 shares of 2d in equal installments upon the occurrence of the above financings and the Company's performance of various covenants under the Distribution Agreement (the shares issued pursuant to clauses (i) and (ii) shall be referred to as "Shares"), (iii) 2d's repurchase right in the event that the Company does not perform such covenants, (iv) piggyback registration rights for the Shares, (v) the Company's right of first refusal in the event that 2d sells 51% of its common stock to a third party, (vi) the Company's right to elect one Board member to 2d's Board so long as the Company owns 5% or more of 2d's outstanding common stock, (vii) 2d's right to send a representative to participate, but not vote, at the Company's Board meetings, (viii) the Company's and 2d's right of first refusal with respect to the Shares and (i) 2d's option
to repurchase the Company's Shares under certain circumstances.   Subsequent to
entering into the Stock Exchange Agreement, verbal modifications to the Stock Exchange Agreement were made by the parties throughout July 1997. The transactions contemplated by the Stock Exchange Agreement have not yet been consummated and the parties are currently in negotiations regarding the status of the transactions.

     Effective August 1, 1997, the Company entered into a Stock Purchase and Loan Agreement (the "Agreement") with Joseph C. Angard, the Company's former Chairman of the Board and Chief Executive Officer and formerly a 35.7% stockholder ("Angard"), and Miller, Johnson & Kuehn, Incorporated ("Miller Johnson") which provides for, among other things, (i) Miller Johnson selling on a "best efforts" basis up to 2,000,000 shares of Common Stock owned by Angard for $0.50 per share in a private placement (the "Private Placement"), (ii) Angard's loan of $900,000 to the Company at an interest rate of prime plus 2% secured by certain of the Company's receivables, (iv) Angard's surrender of 920,000 shares of Common Stock to the Company and (v) the Company's 10-year option to purchase up to 970,000 shares of Common Stock held by Angard at a purchase price of $1.00 per share.

     As of September 3, 1997, Angard had sold 1,646,100 shares in the Private Placement and loaned $720,000 to the Company. Miller Johnson has indicated that it will not sell any more shares of Angard's Common Stock. Accordingly, the Company will not receive the remaining loan proceeds ($180,000) from Angard. The parties are currently negotiating the retirement of Angard's shares as contemplated by the Agreement.

     Effective November 11, 1997, the Company entered into a Stock Purchase and Consulting Agreement (the "Malm Agreement") with Michael Malm, a director and a former officer of the Company ("Malm"), providing for, among other things (i) Malm's execution of an agreement with Miller Johnson or its designee for Miller Johnson's purchase of 1,200,000 shares of Common Stock held by Malm, (ii) the termination of Malm's employment agreement with the Company and the mutual release of claims by the Company and Malm, (iii) the Company's payment to Malm of $2,000 per month for 10 months, (iv) Malm's consulting services to the Company for up to 12 days per month for up to three months at the rate of $1,000 per day, (v) the reinstatement and acceleration of Malm's options to purchase Common Stock and the repricing thereof to $0.20 per share and (vi) Malm's put option until February 11, 1998 to require the Company to purchase, and the Company's call option exerciseable for 30 days thereafter to purchase, the assets of Image 2000, a graphic design firm held by Malm, for a purchase price of 1,200,000 shares of Common Stock and additional stock and cash amounts based on the net after tax earnings of such assets, provided that Malm may rescind the purchase in the event that he discontinues his employment with the Company and the Company's management changes.

     Effective August 1, 1997, the Company entered into an agreement (the "Forbearance Agreement") with its lender, Foothill Capital Corporation ("Foothill"), whereby Foothill agreed to not enforce certain of its remedies available as a result of the Company's default under its line of credit until October 1, 1997. In connection with the Forbearance Agreement, on August 28, 1997, Senoral, Inc., a creditor of the Company ("Senoral"), purchased Foothill's rights under the line of credit for approximately $342,000. Effective September 11, 1997, Senoral began advancing funds to the Company under the line of credit. Senoral is controlled by Alan Saloner.

     As a result of the Company's default under the Senoral loan, Senoral foreclosed against OSP's assets (the "Assets") through a public sale of the Assets on October 8, 1997. Senoral purchased the Assets in the public sale for $1,000,000. In connection with the public sale, Global One and OSP waived their rights to, among other things, certain notices, rights of redemption and rights to object to the form of the sale.

     The book value of the Assets at September 30, 1997 was as follows:

ASSETS AS OF September 30, 1997            OSP PUBLISHING, INC.

CURRENT ASSETS

Cash                                       $    152,157
Accounts Receivable - trade                   1,829,403
Inventories                                     798,999
Royalty Advances                                      -
Deferred Income Taxes                                 -
Prepaid and Other Current Assets                 92,548

                                           ------------
     Total Current Assets                     2,873,107

PROPERTY & EQUIPMENT (net)                      863,852

INTERCOMPANY ACCOUNTS                        (2,716,764)
DEPOSITS                                        172,197

GOODWILL/OTHER ASSETS (net)                      (7,254)

TOTAL ASSETS                               $  1,185,138
                                           ------------
                                           ------------


     Management believes that, due to the nature of the Assets, certain of the Assets did not receive full value and that other Assets were non-transferable or could not in any event be sold or transferred. Following the sale, a deficiency of approximately $770,000 was still owed by the Company to Senoral. As of November 13, 1997, the amount outstanding under the Senoral line of credit was $1,033,486.

     Subsequent to the public sale, the Assets were sold to L.J.R. Trading, Inc., a California corporation ("LJR") and a wholly owned subsidiary of Erekesef Securities Limited, a British Virgin Islands company ("Erekesef").

     Effective October 24, 1997, the Company and Erekesef entered into a Share Exchange Agreement whereby the Company agreed to purchase all of the outstanding stock of LJR in exchange for the 8,000,000 shares of the Company's common stock. In connection with the transaction, the Company agreed to increase the number of directors on the Board of Directors to seven and Erekesef will have the right to appoint up to three members to the Board.

     Management believes that, if relieved of OSP's indebtedness, it will be more able to obtain bank financing. It is likely that certain creditors of OSP may seek relief against Global One for OSP's indebtedness. Management intends to strongly oppose any such claims. Since August 1, 1997, Global One and/or its subsidiaries have been served with a number of lawsuits. As of November 12, 1997 the Company had claims aggregating approximately $1.5 million in unpaid invoices in addition to certain other matters involving unspecified amounts and several claims for copyright or trademark infringement. Management believes that most of the indebtedness belongs to OSP. In addition, Robert Yamasaki, the holder of a subordinated note from OSP with an outstanding principle balance of approximately $1.5 million, filed a suit against the Company and OSP alleging breach of contract and fraud and requesting, among other things, acceleration of the note, an injunction against Global One and OSP prohibiting the transfer of certain assets and total relief of approximately $3.4 million. The Company plans to strongly defend against the lawsuit and plans to assert a number of defenses, including that certain of the debt has already been paid, the indebtedness is the sole obligation of OSP and a contractual restriction upon Mr. Yamasaki's bringing of the lawsuit.

     The Company has experienced operating losses for the first nine months of 1997. Although, the Company's sales typically fluctuate based on seasonal releases of major films and the Company has continued to focus and has moved aggressively to reduce its operating costs , the Company cannot continue to sustain losses or continue to operate without financing in the near future. Global One entered into a Loan and Security Agreement, dated October 7, 1997, with Safcor, Inc., a company affiliated with Alan Saloner, providing for a six-month loan of $800,000 to Global One bearing interest at the rate of 3% over prime and secured by the Company's accounts receivable. The Company anticipates that the proceeds from this loan will be used to pay down the remaining amounts owed to Senoral.

     The Company continues to seek alternative sources of financing, including lines of credit and investment capital. However, there can be no assurances that the Company will be able to obtain such other financing. In the event that the Company is unable to obtain financing in the near future, the Company will be required to seek relief pursuant to a restructuring or liquidation of the Company.

FORWARD LOOKING STATEMENTS

     With the exception of the actual reported financial results and other historical information, the statements made in this filing, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward looking statements that involve risks and uncertainties that could affect future results. Such risks and uncertainties include, but are not limited to: timing and size of orders from large customers, general economic conditions, ability to obtain financing, inventory management, the health of the retail environment, supply constraints, supplier performance and other risks indicated in the Company's filings with the Securities and Exchange Commission.

                     GLOBAL ONE DISTRIBUTION & MERCHANDISING INC.

                             PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          On September 5, 1997, Robert Yamasaki, the holder of a subordinated note from OSP with an outstanding principle balance of approximately $1.5 million, filed a suit against the Company and OSP in Los Angeles Superior Court alleging breach of contract and fraud and requesting, among other things, acceleration of the note, an injunction against Global One and OSP prohibiting the transfer of certain assets and total relief of approximately $3.4 million. The Company plans to strongly defend against the lawsuit and plans to assert a number of defenses, including that certain of the debt has already been paid, the indebtedness is the sole obligation of OSP and a contractual restriction upon Mr. Yamasaki's bringing of the lawsuit.


ITEM 2.   CHANGES IN SECURITIES.

          Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Effective August 1, 1997, the Company entered into an agreement (the "Forbearance Agreement") with its lender, Foothill Capital Corporation ("Foothill"), whereby Foothill agreed to not enforce certain of its remedies available as a result of the Company's default under its line of credit until October 1, 1997. In connection with the Forbearance Agreement, on August 28, 1997, Senoral, Inc., a creditor of the Company ("Senoral"), purchased Foothill's rights under the line of credit for approximately $342,000. Effective September 11, 1997, Senoral began advancing funds to the Company under the line of credit.

          Senoral is controlled by Alan Saloner who owns 250,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock").

          As a result of the Company's default under the Senoral loan, Senoral foreclosed against OSP's assets (the "Assets") through a public sale of the Assets on October 8, 1997. Senoral purchased the Assets in the public sale for $1,000,000. In connection with the public sale, Global One and OSP waived their rights to, among other things, certain notices, rights of redemption and rights to object to the form of the sale. Following the sale, a deficiency of approximately $770,000 was still owed by the Company to Senoral. As of November 13, 1997, the amount outstanding under the Senoral line of credit was approximately $1,033,486.

          Global One entered into a Loan and Security Agreement, dated October 7, 1997, with Safcor, Inc., a company affiliated with Alan Saloner, providing for a six-month loan of $800,000 to Global One bearing interest at the rate of 3% over prime and secured by the Company's accounts receivable. The Company anticipates that the proceeds from this loan will be used to pay down the remaining amounts owed to Senoral.

          Under a Restated Secured Promissory Note, dated September 25, 1989, by OSP in favor of Robert Yamasaki, OSP ceased making the monthly payments of approximately $42,000 on March 21, 1997 in alleged breach of the note. Payment of the remaining principal balance of the note in the amount of $1.5 million is owed on the occurrence of certain events. See Item 1.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   OTHER INFORMATION.

          On October 24, 1997, William Kampf resigned from the Company's Board of Directors.

          The Company is currently not in compliance with the Nasdaq SmallCap continued listing requirements, and Nasdaq has indicated that the Common Stock will be delisted, subject to the Company's seeking a hearing on this matter. The Company has requested a hearing, which is expected to occur in January 1998. Pending the hearing, the Common Stock will continue to traded on the SmallCap market; however, there can be no assurances that the Common Stock will not be delisted from the Nasdaq SmallCap market following the hearing.

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

          10.1 Stock Purchase and Consulting Agreement, dated November 11, 1997, between the Company and Michael Malm.

          11.1           Statement re:  computation of per share earnings



          (b)  Reports on Form 8-K.

               Current Report on Form 8-K filed with the SEC on October 7, 1997 regarding certain events.

               Current Report on Form 8-K filed with the SEC on October 24, 1997 regarding the disposition of OSP's assets with pro forma financial statements.

               Current Report on Form 8-K filed with the SEC on November 12, 1997 regarding the acquisition of OSP's assets with pro forma financial statements.

                                     SIGNATURE(S)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GLOBAL ONE DISTRIBUTION &
                                   MERCHANDISING INC.




DATED: November 18, 1997           By: /s/ William Righeimer
                                      ------------------------------------------
                                           William Righeimer
                                           Chief Financial Officer
                                           (Duly Authorized Officer)



DATED: November 18, 1997           By: /s/ Kevin W. Cvengros
                                      ------------------------------------------
                                           Kevin W. Cvengros
                                           Corporate Controller and Secretary

                                    EXHIBIT INDEX


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

          10.1 Stock Purchase and Consulting Agreement, dated November 11, 1997, between the Company and Michael Malm.

          11.1           Statement re:  computation of per share earnings